Form 10QSB
period 2000-03-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2000-05-15
CIK 1100778

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      March 31, 2000

Commission file number:                     000-28453

                        Ameri-First Financial Group, Inc.
                -------------------------------------------------
             (exact name of registrant as specified in its charter)

     Nevada                                                         84-0849132
----------------------                                             ------------
(State of Incorporation)                                           (IRS ID No.)


                4514 Cole Avenue, Suite 806, Dallas, Texas    75205
              --------------------------------------------   --------
               (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: 214-599-9050

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ].


Shares of common stock outstanding at March 31, 2000:  6,646,116

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                           1 - 6

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of

                           Operations                                     7


PART II - OTHER INFORMATION                                               9





                        AMERI-FIRST FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                     ASSETS

                                                                                          March 31, 1999     Dec 31, 1999
                                                                                        ------------------------------------

         CURRENT ASSETS:
             Cash                                                                                    $0                  $0
             Commission and other receivables                                                   472,185            $346,068
             Deposits with clearing organizations                                               501,262            $221,319
             Securities owned                                                                 1,127,388            $711,225
             Investment receivable                                                              205,000
             Prepaid expenses                                                                   100,539            $100,539
                                                                                        ----------------    ----------------
                 Total current assets                                                        $2,406,374          $1,379,151


         PROPERTY AND EQUIPMENT:
             Furniture and fixtures                                                              36,882              23,224
             Vehicles                                                                            98,245              97,437
             Computer system                                                                     12,758              10,512
                                                                                        ----------------    ----------------
             Total property and equipment                                                       147,885             131,173
             Accumulated depreciation                                                           (27,155)            (12,191)
                                                                                        ----------------    ----------------
                 Total property and equipment, net of depreciation                              120,730             118,982

         OTHER ASSETS:
             Advance to affiliate                                                                10,000              10,000
             Investments                                                                          1,500               1,500
             Goodwill                                                                           168,534
             Accumulated amortization - goodwill                                                 (1,054)
             Organization costs                                                                  12,572
             Accumulated amortization - organization costs                                       (4,102)
                                                                                        ----------------    ----------------
                 Total other assets                                                             187,450              11,500

                                                                                        ----------------    ----------------

         TOTAL ASSETS                                                                        $2,714,554          $1,509,633
                                                                                        ================    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

             Bank overdraft                                                                     $19,334             $11,946
             Accounts payable and accrued expenses                                              513,114            $533,743
             Payable to clearing organizations                                                1,158,281             735,750
             Current portion of notes payable                                                    17,127
                                                                                        ----------------    ----------------
                 Total current liabilities                                                    1,707,856           1,281,439

         LONG TERM LIABILITIES
             Notes payable                                                                    1,305,577           1,308,104
                                                                                        ----------------    ----------------

         TOTAL LIABILITIES                                                                    3,013,433           2,589,543

         STOCKHOLDERS' EQUITY
             Common stock, $0.001 par value                                                       6,646               4,706
             Additional paid-in-capital                                                       8,528,130           8,138,559
             Current earnings                                                                (8,833,657)         (9,223,175)
                                                                                        ----------------    ----------------
                 Total Stockholders' Equity                                                    (298,881)         (1,079,910)
                                                                                        ----------------    ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $2,714,552          $1,509,633
                                                                                        ================    ================





                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   Three months ended March 31, 2000 and 1999


                                                                                         Three months        Three months
                                                                                             ended               ended
                                                                                          March 31, 2000    March 31, 1999
                                                                                        ------------------------------------

         Revenue                                                                               $701,236                  $0
         Sales (net)                                                                                 $0              40,011
         Cost of sales                                                                                              469,999
                                                                                        ----------------    ----------------

         Gross profit                                                                          $701,236           ($429,988)

         Operating expenses:
             Selling expenses                                                                    93,155               4,521
             Depreciation and amortization                                                        6,461               6,104
             General and administrative                                                         217,752           1,031,167
                                                                                        ----------------    ----------------
                 Total Operating Expense                                                        317,368           1,041,792

                                                                                        ----------------    ----------------
         Net operating income                                                                   383,868          (1,001,781)

         Other income:
             Interest income                                                                      5,639                 858
                                                                                        ----------------    ----------------

         Net income                                                                             389,507          (1,000,923)
                                                                                        ================    ================



         Weighted average shares outstanding                                                  6,170,542           4,706,114
                                                                                        ================    ================

         INCOME (LOSS) PER SHARE                                                                  $0.06              ($0.21)
                                                                                        ================    ================






                        AMERI-FIRST FINANCIAL GROUP, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                      December 31, 1999 to March 31, 2000

                                                      Common                Paid In      Accumulated
                                              Shares       Amount        Capital        Deficit              Total
                                       --------------------------------------------------------------    ----------------

      Balance,
             December 31, 1999               4,706,114         4,706     7,584,976      (9,223,165)         (1,633,483)

      Shares issued for 100% of
             Ameri-First Securities Corp.    1,890,002         1,890       943,154                             945,044

      Shares issued for 100% of
             Itronics Comm. Corp.               50,000            50                                                50

      Net income - three months
              ended March 31, 2000                                                         389,509             389,509

                                       ------------------------------------------------------------    ----------------
      Balance

              March 31, 2000                 6,646,116         6,646     8,528,130      (8,833,656)           (298,880)
                                       ============================================================    ================






                        AMERI-FIRST FINANCIAL GROUP, INC.


                   CONSOLIDATED STATEMENT OF CASH FLOWS

                   Three months ended March 31, 2000 and 1999

                                                                                         Three months        Three months
                                                                                             ended               ended
                                                                                         March 31, 2000      March 31, 1999
                                                                                        ------------------------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                          $389,507         ($1,000,923)
             Adjustments to reconcile net loss to net
                     cash (used) by operating activities:
                         Items not requiring cash - depreciation and amortization                16,499               6,104
                         (Increase) decrease in current assets                               (1,023,923)              1,904
                         Increase (decrease) in current liabilities                             401,914
                         (Increase) decrease in other assets                                     (8,950)
                                                                                        ----------------    ----------------
         NET CASH (USED) BY OPERATING ACTIVITIES                                               (224,953)           (992,915)


         CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of fixed assets                                                           (16,712)                  0
             Capital contributed by shareholder                                                 219,677
             Change from purchase of subsidiary                                                                     878,022
                                                                                        ----------------    ----------------
         NET CASH FROM INVESTING ACTIVITIES                                                     202,965             878,022

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                                                                   100,000
             (Increase) decrease in notes payable                                                14,600
                                                                                        ----------------    ----------------
         NET CASH FROM FINANCING ACTIVITIES                                                      14,600             100,000

                                                                                        ----------------    ----------------

         NET INCREASE IN CASH                                                                   ($7,388)           ($14,893)

         CASH, BEGINNING OF PERIOD                                                              (11,946)              2,947
                                                                                        ----------------    ----------------

         CASH, END OF PERIOD                                                                   ($19,334)           ($11,946)
                                                                                        ================    ================


                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(1)      Summary of Significant Accounting Policies and Practices

         (a) General

         Ameri-First Financial Group, Inc. and subsidiaries (the Company) is engaged in investment banking and securities business. In January 2000, the Company purchased Ameri-First Securities, Inc., an NASD registered broker dealer.

         Prior to that business, the Company was engaged through its subsidiary, Southbay Golf, in the design, marketing and sales of golf equipment under the exclusive worldwide license for the Head Golf brand name, and on a non-exclusive basis for golf accessories. It also formerly through its subsidiary, Outback, marketed and distributed sportswear, swimwear and accessories under the Spank brand name. Through a subsidiary, Mardock, which was disposed of in early 1999, the Company marketed items including caps, mugs, hats, pens, bags and other items corporations use for their promotional needs.

         (b) Principles of Consolidation

         The consolidated  financial statements include the financial statements
of  Ameri-First  Financial  Group,  Inc.  and  its  related  subsidiaries.   All
significant intercompany balances have been eliminated in consolidation.

         (c) Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (d) Revenue Recognition

         Revenue  is  recognized  upon  shipment  of  product.   Allowances  for
estimated returns and discounts are provided when the related revenue is recorded.

         (e) Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first- out method.

         (f) Property and Equipment

         Property and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

         (g) Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h) Income (loss) per Share

         Basic net income (loss) per share is based on the weighted average number of actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income (loss) per share provided their impact is not dilutive. As of March 31, 2000, no stock option plan was in place, and therefore, no stock options or other common stock equivalent instruments have been issued.

         (i) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

         (j) Product Design and Development Costs

         The Company charged all product design and development costs to expense when incurred. The lines requiring design and development were dropped in the last two years.

                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

         (k) New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes new standards for reporting comprehensive income and its components. SFAS 130 requires adoption currently. However, since comprehenisve income does not differ from historical amounts, no disclosure is required. SFAS 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas and major customers. SFAS 131 requires adoption for the Company effective July 1, 1998. Management has determined that the adoption of the above statements will not ahve a material impact upon the Comapny's financial position or results of operations.

(2)      Acquisitions

         In January 2000, the Company purchased 100% of the outstanding stock of Ameri-First Securities, Inc. for the issuance of 1,890,002 shares of newly issued restricted common stock.. The acquisition was accounted for as a purchase.

         In March 2000, the Company purchased 100% of the outstanding stock of Itronics Communications Corporation for the issuance of 50,000 shares of newly issued restricted common stock.. The acquisition was accounted for as a purchase.

(3)      Leases

         The Company has a noncancelable operating lease, primarily for office space, with an unrelated party. The Company also has a 36 month capital lease for equipment. Rental expense for the operating lease during the twelve months ended June 30, 1999 and 1998 amounted to $53,568 and $7,920 respectively.

         The Company leased a manufacturing facility from a shareholder for its subsidiary Mardock, Inc. through March 31, 1999 when the subsidiary was sold. The rent expense associated with this lease for the twelve months ended June 30, 1999 and 1998 amounted to $23,760 and $7,920 respectively.




                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(4)      Notes Payable to Shareholders

Notes  payable to  shareholders  at March 31,  2000  consist  of the  following:
Various notes payable to shareholder,  principal due on demand,  interest at 10%
due monthly, secured by equipment and receivables of the Company.                  $ 1,255,000

(5)      Income Taxes

As of June 30, 1999 and 1998, the Company has Federal tax loss carryforwards of approximately $8,247,000 and $196,000 respectively.

The future tax benefits of the net operating loss carryforwards have not been recognized since their realization is dependent upon the Company's ability to generate future earnings.

Due to the uncertainty of the Company's ability to generate future earnings, the Company has established offsetting deferred tax assets (generated from the aforementioned tax loss carryforwards) and related valuation allowances.

(6)      Commitments and Contingencies

Guaranteed Minimum Royalty Payments

South Bay Golf is a licensee under a Trademark License Agreement with Head Sports AG (Head) which granted the Company exclusive worldwide rights to market and distribute golf clubs, bags and head covers. The Company also had worldwide nonexclusive marketing and distribution rights for golf accessories including hats, towels and umbrellas.

The agreement provides for royalties based on the following percentages of sales: 5% for 1998, 6% for 1999 and 7% for 2000 and all subsequent years. Guaranteed minimum annual royalties are were as follows:

                        Contract Year                                 Amount
                        April 1, 1998 - March 31, 1999              $  600,000
                        April 1, 1999 - March 31, 2000                 800,000
                        April 1, 2000 - March 31, 2001               1,300,000
                        April 1, 2001 - March 31, 2002               1,500,000
                        April 1, 2002 - March 31, 2003               1,750,000

                        Ameri-First Financial Group, Inc.

                     (Formerly Tahoe Pacific Corporation and
                     formerly Pacific Sports Holdings, Inc.)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(7)      Commitments and Contingencies (con't)

Guaranteed Minimum Royalty Payments (con't)
In June 1999, Head sued the Company for $1,000,000 over the royalties due to Head. The lawsuit was settled in January 2000 for $20,000, and the settlement of this lawsuit is reflected in the books of the Company in January 2000.

Outback Apparel Group, Inc. is a licensee under a Trademark License Agreement with Spank Sport (Spank) which grants the Company the exclusive right to manufacture, distribute, advertise and sell certain Spank swimwear products in North America.

The agreement provides for royalties based on 5% of sales. Guaranteed minimum annual sales are as follows:

                           Calendar Year                        Amount
                           1998                               $  3 million
                           1999                                  5 million
                           2000                                  8 million
                           2001                                 12 million

The Company has not been able to meet the minimum sales and royalty requirements and are in default on their agreement. The Company does not expect any legal action from Spank based on the Company's financial condition and no liability has been recorded for these royalties.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Company is engaged in investment banking and through its subsidiary, Ameri-First Securities, Inc., is involved in the securities business as Ameri-First Securities, Inc. is a full service NASD registered broker/dealer.

         The Company purchased Ameri-First Securities, Inc. in January 2000, and has increased its position in securities during the quarter and generally increased its liquid position. The working capital increased from $97,712 to $698,518 during the quarter which represents an increase of $600,806 or a 715% increase. The income also was $.06 per share which compares to prior periods when there was always losses.

         The goodwill recorded on the balance sheet represents the excess of the value of the stock exchanged for 100% of the outstanding stock of Ameri-First Securities, Inc.

         The Company still has some significant payables owed which were assumed when the Company performed a reverse merger with Tahoe Pacific Corporation in 1999. In the second quarter, the Company intends to divest itself of these entities or to settle these debts.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
                  defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted a Reorganization Agreement to a vote of security holders which was approved and effected on March 22, 2000.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  Form 8-K - Changes in Control of Registrant - March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Ameri-First Financial Group, Inc.
                                             (Registrant)

                                              BY:  /s/   Jeffrey Bruteyn
                                                   ---------------------
                                                         Jeffrey Bruteyn

                                              Its: President

DATE:   May 12, 2000
        Dallas, Texas