Form 10KSB
period 1999-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2001-05-18
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 1999

[  ] TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


         For the transition period from ______________ to _____________


                         Commission File Number: 0-28453

                       Itronics Communications Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Delaware                                                 75-2610236
--------------------------                              ------------------------
 (State of incorporation)                               (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                            -------------------------
                           (Issuer's telephone number)



          Securities Registered under Section 12(b) of the Exchange Act

Title of each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
      None                                             None

          Securities registered Under Section 12(g) of the Exchange Act
                        Common Stock, $0.00001 Par Value



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X NoX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of December 31, 1999, the issuer had 100,000 shares of common stock issued and outstanding.

PART 1

Item 1. Description of the Business

General

Itronics Communications Corporation ("Company") filed a Form 10-SB on a voluntary basis on December 10, 1999, in order to make the Company's financial information equally available to all parties, including potential investors, and to meet certain listing requirements for publicly traded securities.

History of the Company

The Company was incorporated on August 22, 1995 under the laws of the State of Delaware. The Company has never had any operations or assets since inception. At one time, the Company had preliminary plans to enter the Internet communications business, but said plans never materialized due to lack of funding.

On March 22, 2000, the Company was acquired from its sole shareholder, Halter Capital Corporation, by Ameri-First Financial Group, Inc. for $100,000 cash and 50,000 shares of restricted, unregistered common stock in Ameri-First Financial Group, Inc. This change in control of Itronics Communications Corporation occurred in conjunction with closing under an Agreement and Plan of
Reorganization (the "Reorganization Agreement") between the Itronics Communications Corporation and Ameri-First Financial Group, Inc. As a result of this transaction, Ameri-First Financial Group, Inc. merged into its wholly-owned subsidiary, the Company.

The Reorganization was approved by the unanimous consent of the Board of Directors of both entities and is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Ameri-First Financial Group, Inc. became the successor issuer to Itronics Communications Corporation for reporting purposes under the Securities Exchange Act of 1934 (Act) and elected to report under the Act, effective March 23, 2000. A copy of the Reorganization Agreement is filed as an exhibit to a Form 8-K filed on March 23, 2000.

Environmental Matters

The Company is not aware of any environmental liability relating to its operations that would have a material adverse effect on the Company, its business, assets or results of operations.

Inflation

Inflation has not historically been a material effect on the Company's operations and is not expected to have a material impact on the Company or its operations in the future.

Item 2.  Description of Property

The Company does not own any properties.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to securities holders during the year ended December 31, 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The stock does not trade on any exchange or the OTC market. There is no known public market for this security. The Company has 100,000 shares of common stock outstanding. Through March 22, 2000, the Company was a wholly-owned subsidiary of Halter Capital Corporation. Subsequent to March 22, 2000, Ameri-First Financial Group, Inc. merged into its wholly owned subsidiary, the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Caution Regarding Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)      Results of Operations, Liquidity and Capital Resources

The Company has never had any operations or assets since inception. At one time, the Company had preliminary plans to enter the Internet communications business, but said plans never materialized due to lack of funding.

The Company was fully dependent upon its parent company, Halter Capital Corporation to provide sufficient working capital to preserve the integrity of the Company.

(3)      Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to have affected virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company held discussions with certain of its software suppliers with respect to the Y2K date change. The Company was not required to modify or replace significant portions of its computer hardware or software.

The Company monitored its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change. To date, the Company has not experienced any adverse effect from the advent of Year 2000. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will not experience unforseen problems during the Year 2000 or future periods.

Item 7. Financial Statements

The required financial statements are included in this document beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in accountants since inception nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are listed below with information about their respective backgrounds.

Name                            Age          Position
-------                        ------        -------------
Kevin B. Halter                  64          Chairman, President, CEO & Director
Kevin B. Halter, Jr.             39          Secretary, Treasurer & Director

Directors are elected to serve until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified.
Officers serve at the discretion of the Board of Directors. None of the Directors serve as directors of any public or reporting corporations except as disclosed below.

Kevin B. Halter has served as Chairman, President, CEO and a director of the Company since its inception. Mr. Halter has served as Chairman of the Board, President and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Mr. Halter is the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. has served as Secretary, Treasurer and a Director of the Company since inception. Mr. Halter also serves as Vice President, Secretary and a Director of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer agency registered with the U. S.
Securities and Exchange Commission, a position he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. He is the son of Kevin B. Halter.

No director or officer of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently proceeding. No director or officer of the Company is the subject of any legal proceeding involving the Company or the performance of his duties as such director or officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Item 10.  Executive Compensation

The Company currently pays no compensation to its officers and directors and has paid no compensation in any amount or of any kind to its executive officers or directors for the fiscal years ended December 31, 1999 and 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following information table sets forth certain information regarding the Company's common stock owned on March 21, 2000 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group.

Name and Address                  Shares Owned               Percentage
----------------                 ---------------            -------------
Halter Capital Corporation (1)        100,000                    100%
16910 Dallas Parkway
Suite 100
Dallas, TX 75248

Executive Officers and Directors as   100,000                  100.0%
a group (five persons)

(1) - Halter Capital Corporation is owned by Kevin B. Halter and Kevin B. Halter, Jr.

On March 22, 2000, the Company was acquired from its sole shareholder, Halter Capital Corporation, by Ameri-First Financial Group, Inc. for $100,000 cash and 50,000 shares of restricted, unregistered common stock in Ameri-First Financial Group, Inc. This change in control of Itronics Communications Corporation occurred in conjunction with closing under an Agreement and Plan of
Reorganization (the "Reorganization Agreement") between the Itronics Communications Corporation and Ameri-First Financial Group, Inc. As a result of this transaction, Itronics Communications Corporation became a wholly-owned subsidiary of the Ameri-First Financial Group, Inc. Ameri-First Financial Group, Inc. merged into its wholly-owned subsidiary, Itronics Communications Corporation also referred to as the Company.

The Reorganization was approved by the unanimous consent of the Board of Directors of both entities and is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Ameri-First Financial Group, Inc. became the successor issuer to Itronics Communications Corporation for reporting purposes under the Securities Exchange Act of 1934 (Act) and elected to report under the Act, effective March 23, 2000. A copy of the Reorganization Agreement is filed as an exhibit to a Form 8-K filed on March 23, 2000.

Item 12.  Certain Relationships and Related Transactions.

As of December 31, 1999, Halter Capital Corporation had advanced funds totaling approximately $151 for operating capital purposes. The advances are due upon demand and are non-interest bearing.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Financial Statements and Exhibits

Financial Statements: The following financial statements are submitted as part of this report:

                                                                          Page
                                                                         ------
     Report of Independent Certified Public Accountants                    F-2
     Balance Sheets - December 31, 1999 and 1998                           F-3
     Consolidated Statements of Income and Comprehensive Income
       Years Ended December 31, 1999 and 1998                              F-5
     Consolidated Statements of Changes in Shareholders' Equity
       Years Ended December 31, 1999 and 1998                              F-6
     Consolidated Statement of Cash Flows
       Years Ended December 31, 1999 and 1998                              F-7
     Notes to Consolidated Financial Statements                            F-8

   Exhibits
     27.1 - Financial Data Schedule

(b) Reports on Form 8-K
     March 23, 2000 - Acquisition of Itronics Communications Corporation by Ameri-First Financial Group, Inc. for $100,000 cash and 50,000 shares of restricted, unregistered shares of common stock of Ameri-First Financial Group, Inc.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of May, 2001.

Dated: May 18, 2001                          ITRONICS COMMUNICATIONS CORPORATION
       ------------

                                             By: /s/ Kevin B, Halter
                                                --------------------------------
                                                 Kevin B.  Halter
                                                 Chairman, President,
                                                 Chief Executive Officer
                                                 and Director

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Kevin B.  Halter                                            May 18, 2001
--------------------
Kevin B.  Halter
Chairman, President,
Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Kevin B.  Halter, Jr.                                       May 18, 2001
-------------------------
Kevin B.  Halter, Jr.
Secretary, Treasurer and Director

                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm


                             ITRONICS COMMUNICATIONS
                                   CORPORATION
                          (a wholly-owned subsidiary of
                           Halter Capital Corporation)

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)

                                    CONTENTS



                                                                          Page

Report of Independent Certified Public Accountants                         F-3

Financial Statements

   Balance Sheets
     as of December 31, 1999 and 1998                                      F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999 and 1998                        F-5

   Statement of Changes in Stockholder's Equity
     for the years ended December 31, 1999 and 1998                        F-6

   Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                        F-7

   Notes to Financial Statements                                           F-8

S.  W.  HATFIELD, CPA
certified public accountants

Member:  American Institute of Certified Public Accountants
         SEC Practice Section
         Information Technology Section
         Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Itronics Communications Corporation

We have audited the accompanying balance sheets of Itronics Communications Corporation (a Delaware corporation and a wholly-owned subsidiary of Halter Capital Corporation) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Itronics Communications Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.




                                                  S.  W.  HATFIELD, CPA
Dallas, Texas
January 3, 2000

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998


                                                               1999      1998
                                                             --------  --------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $    -     $ 94
                                                               -----      ---

Total Assets                                                  $    -     $ 94
                                                               =====      ===


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Due to parent company                                      $  151    $   -
                                                               -----     ----


Commitments and Contingencies


Stockholder's Equity Preferred stock - $0.00001 par value.
     5,000,000 shares authorized; none
     issued and outstanding                                        -        -
   Common stock - $0.00001 par value.
     10,000,000 shares authorized.
     100,000 issued and outstanding                                1        1
   Additional paid-in capital                                    999      999
   Accumulated deficit                                        (1,151)    (906)
                                                              -------    -----

     Total stockholder's equity                                 (151)      94
                                                              -------    -----

Total Liabilities and Stockholder's Equity                    $    -     $274
                                                               ======    =====

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1999 and 1998


                                                    1999              1998
                                                 -----------      ------------

Revenues                                          $     -           $     -
                                                   -------           -------

Expenses
   General and administrative expenses                245              180
                                                   -------           -------

Net Loss                                             (245)            (180)

Other Comprehensive Income                              -                -
                                                   -------           -------

Comprehensive Income                                $(245)           $(180)
                                                   =======           =======

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                 nil              nil
                                                    ======           =======

Weighted-average number of shares
   of common stock outstanding                    100,000          100,000
                                                  ========         =========

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     Years ended December 31, 1999 and 1998

                                                           Additional
                                      Common Stock          paid-in      Accumulated
                                  Shares         Amount     capital        deficit         Total
                                 --------        ------   -----------   -------------    ---------

Balances at January 1, 1998       100,000       $  1         $999           $ (726)       $274

Net loss for the year                   -          -            -             (180)       (180)

Balances at December 31, 1998     100,000        1           999             (906)          94

Net loss for the year                   -          -            -            (245)        (245)

Balances at December 31, 1999     100,000      $   1         $999          $(1,151)      $(151)

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                          1999        1997
                                                        --------   ---------
Cash Flows from Operating Activities
   Net loss for the period                              $ (245)     $(180)
   Adjustments to reconcile net loss to
     net cash provided by operating activities               -          -
                                                         ------      -----

   Net cash used in operating activities                  (245)      (180)
                                                         ------      -----


Cash Flows from Investing Activities                         -          -
                                                         ------      -----


Cash Flows from Financing Activities
   Cash advanced by parent                                 151          -
                                                         ------      -----

   Net cash used in financing activities                   151          -
                                                         ------      -----

Decrease in Cash                                           (94)      (180)

Cash at beginning of period                                 94        274
                                                         ------      -----

Cash at end of period                                   $    -      $  94
                                                         ======      =====

Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the period                       $    -       $   -
                                                         ======       =====
     Income taxes paid for the period                   $    -       $   -
                                                         ======       =====

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - Organization and Description of Business

Itronics Communications Corporation (Company) was incorporated on August 22, 1995 under the laws of the State of Delaware as a wholly-owned subsidiary of Halter Capital Corporation.

The Company has never had any operations or assets since inception. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

The Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company has a year end of December 31 and follows the accrual method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income taxes
   ------------
     The Company provides deferred income taxes, where material, based on the asset and liability method under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, consisting solely of temporary differences in accumulated depreciation, were not material to the financial statements and no valuation allowance was provided against deferred tax assets.

     The Company files its income tax returns as a component of its parent company's consolidated tax return. Accordingly, all net operating losses are offset against the tax liabilities of the Company's parent. No net operating loss carryforwards exist as of December 31, 1999 and 1998, respectively.

                       ITRONICS COMMUNICATIONS CORPORATION
            (a wholly-owned subsidiary of Halter Capital Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - Summary of Significant Accounting Policies - Continued

3. Loss per share
   ---------------
     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company has no warrants and/or options issued and outstanding.


NOTE C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE D - Related Party Transactions

As of December 31, 1999, the Company's parent has advanced funds totaling approximately $151 for operating capital purposes. The advances are due upon demand and are non-interest bearing.