Form 10-K
period 2000-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2002-10-04
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2000

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


                         Commission File Number: 0-28453

                        Ameri-First Financial Group, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                75-2610236
------------------------                                 -----------------------
(State of incorporation)                                (IRS Employer ID Number)

            6060 N. Central Expressway, Ste. 560 #7, Dallas, TX 75206
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-2842
                            -------------------------
                           (Issuer's telephone number)


          Securities Registered under Section 12(b) of the Exchange Act

Title of each Class                    Name of Each Exchange on which Registered
      None                                             None

          Securities registered Under Section 12(g) of the Exchange Act
                        Common Stock, $0.00001 Par Value


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes NoX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,110,871

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of October 4, 2002 the issuer had 2,327,262 shares of common stock issued and outstanding.

PART 1

Item 1. Description of the Business

Background. On September 27, 1996, Ameri-First Financial Group, Inc.'s predecessor company incorporated under the laws of Nevada under the name of U-Bake Pizza, Inc. On March 20, 1998, U-Bake Pizza, Inc. changed its name to Oregon Outerwear, Inc. On May 18, 1998, Oregon Outerwear, Inc. changed its name to Pacific Sports Holdings, Inc. Pacific Sports Holdings, Inc. began trading on the OTC Bulletin Board on or about April 7, 1998.

On March 30, 1998 Pacific Sports Holdings, Inc. acquired 100% of SouthBay Golf, Inc. in a tax-free reorganization and exchange of common shares of Pacific Sports Holdings, Inc. SouthBay Golf, Inc.,a Nevada corporation, was incorporated on March 11, 1998. On March 31, 1998, Pacific Sports Holdings, Inc. acquired Mardock, Inc. a sportswear, corporate logo and promotional accessories business. Due to Mardock's consistent history of losses, Mardock, Inc. was sold back to Mardock's founder on April 30, 1999. Pacific Sports Holdings, Inc. acquired 70% of Outback Apparel Group, Inc. on May 12, 1998 and an additional 15% ownership on August 14, 1998. Outback Apparel Group, Inc., a Nevada corporation incorporated on May 12, 1998.

SouthBay Golf, Inc. arranged for the manufacturing, and designed and sold golf clubs, golf bags and head covers under the exclusive worldwide license for the Head Golf brand name, and on a non-exclusive basis hats, towels, gloves, umbrellas and other accessories. The Company operated this business under a trademark licensing agreement with Head Sport AG dated April 1, 1998.

Outback Apparel Group, Inc. arranged for the manufacturing, and designed and sold swimwear, active wear and T-shirts under the exclusive North America license for the Spark brand name. The Company operated this business under a trademark licensing agreement with Spank Sport International of Australia dated May 31, 1998.

Results from the golf and swimwear subsidiaries were disappointing, and, in March 1999, Pacific Sports Holdings, Inc. discontinued operations.

On May 3, 1999, the Company entered into an agreement whereby it would exchange what was then 5,500,000 (Notes 1,100,000 post-split) of its common shares for Series A Preferred Shares of Tahoe Air Corp., convertible into 50.0001% of the then issued and outstanding shares of common stock of the airline.

On August 26, 1999, the Company changed its name to Tahoe Pacific Corporation and on August 27, 1999 authorized a reverse stock split of 1 for 5.

Tahoe Air Corp., a Nevada corporation, was formed in 1996 to operate a new scheduled airline to select west coast cities from the South Lake Taho, California airport. On June 25, 1999 Tahoe Air Corp. began providing daily jet service from South Lake Taho (TVL) to Los Angeles (LAX) and San Jose (SJC). The airline was unable to demonstrate sufficient demand for its service, and on November 22, 1999 suspended flight operations.

In anticipation of acquiring certain assets of Ameri-First Financial Corporation on January 10, 2000, the Company changed its name to Amer-First Financial Group, Inc. On February 7, 2000, the Company acquired Ameri-First Financial Corporation for what was then 4,500,000 shares of its Common Stock.

In March 2000, the Company entered into an Agreement and Plan of Merger with Itronics Communications Corporation, a Delaware corporation, whereby Itronics was the surviving corporation and changed its name to Ameri-First Financial Group, Inc. In connection with an Agreement and Plan of Reorganization, the Ameri-First shareholders exchanged 4,706,114 shares or 100% of the Ameri-First shares, for 4,706,114 shares of Itronics Communications Corporation, which changed its name to Ameri-First Financial Group.

In approximately May 2000, the former management of the Registrant determined that it would be in the best interest of the Registrant for it to become a hotel owner for investment purposes. The Registrant began negotiations with HMGT Management Corporation, a Delaware corporation engaged in the management of hotels, and Wilkerson Consulting, Inc., a Nevada corporation acting as an acquisition agent for parties desiring to purchase hotels. The principals of the aforementioned corporations are as follows:

HMGT Management Corporation (subsequently merged into Homegate Corporation which later changed its name to Covenant Financial Corporation)

     Gary W. Bell                                President/Director
     C. Keith Wilkerson II                       Vice-President/Director
     Keith Newton                                Secretary/Treasurer/Director
     Majority owned (84%) by Wilkerson Consulting, Inc., of which Charles Wilkerson is the beneficial owner.

     Wilkerson Consulting, Inc.
     Charles K. Wilkerson                        President/Secretary/Treasurer/
                                                                        Director
     Kathy Wilkerson                             Vice-President
     Wholly owned by the Wickliffe Trust

     Wickliffe Trust
     C. Keith Wilkerson II                      Trustee
     Charles K. Wilkerson                       Primary Beneficiary

     Following the negotiations with HMGT Management Corporation and Wilkerson Consulting, Inc., two separate agreements were reached to facilitate the Registrants investment in hotel properties. On June 9, 2000 the Registrant entered into an Exclusive Agency Agreement with Wilkerson Consulting, Inc. The pertinent terms of the Exclusive Agency Agreement were as follows:


1. The Registrant had a five day right of first refusal to (a) purchase any hotel or motel to be sold by an entity that is owned by, controlled by, or associated with Charles K. Wilkerson, and (b) purchase any hotel or motel placed under contract by Charles K. Wilkerson or any entity that is owned by, controlled by, or associated with Charles K. Wilkerson; and

2. For all hotels and motels purchased by the Registrant, a consulting fee would be paid to Wilkerson Consulting, Inc. as set forth below:

     1.   2% of the purchase price of the property in cash; and

     2. Common stock of the Registrant (restricted under Rule 144) equal in value to 2% of the purchase price of property, with the value of the stock to be based on the published "Bid" price of the Registrant's stock as of the day prior to closing of the property.

On June 15, 2000, the Registrant entered into a Hotel/Motel Management Agreement with HMGT Management Corporation. Under the terms of the Hotel/Motel Management Agreement, HMGT Management Corporation would manage all hotels owned by the Registrant, or its subsidiaries, in the future and would be paid a percentage of the gross revenue received by the hotels.

Acquisition of Five (5) Homegate Hotels

     On June 28, 2000, Ameri-First Holdings, Inc. ( a wholly owned subsidiary of the Registrant) closed the purchase of five (5) hotels from VPS I, L.P., a Delaware limited partnership. The hotels were located in Irving, Texas (one hotel), San Antonio, Texas (two hotels), Amarillo, Texas (one hotel) and El Paso, Texas (one hotel). VPS I, L.P. is a limited partnership having HMGT

Properties, Inc. as its general partner and AQW Corporation as its limited partner. The principals of the aforementioned entities were as follows:


 HMGT Properties, Inc., a Texas corporation
          Gary W. Bell                                President/Director
          C. Keith Wilkerson II                       Vice-President/Secretary/
                                                              Treasurer/Director
          Wholly owned by Amerand Corporation

 AQW Corporation, a Texas corporation
          Gary W. Bell                                President/Director
          C. Keith Wilkerson II                       Vice-President/Secretary/
                                                      Treasurer/Director
          Wholly owned by Amerand Corporation

 Amerand Corporation, a Delaware corporation
          Gary W. Bell                                President/Director
          Charles K. Wilkerson                        Vice-President/Director
          Owned 50% by Gary W. Bell and 50% by Wickliffe Trust

     The purchase price of the five hotels was $34,000,000.00. The Registrant paid the price by (a) assuming approximately $17,600,000.00 in debt secured by all five hotels, (b) the issuance of 4,500,000 shares of the common stock, restricted by Rule 144, of the Registrant, and (c) the payment of $250,000.00 in cash. In addition, the Registrant purchased the accounts receivable by transferring 66,000 free trading shares of Integrated Technology Group, Inc.
(ITGI) to VPS I, L.P. The price of the hotels was determined by prior management to be an accurate valuation of the property based on VPS I, L.P.'s asking price and the information provided by the VPS I, L.P. In connection with the purchase of these hotels, the Company issued 4,500,000 shares of Company common stock and paid $250,000 to VPS I, L.P., but the debt was not paid and the shares of Integrated Technology Group, Inc. were never transferred.


     Pursuant to the Exclusive Agency Agreement with Wilkerson Consulting, Inc., the aforementioned purchase obligated the Registrant to pay Wilkerson Consulting, Inc. $1,360,000.00 ($680,000 in cash, $680,000 in stock). As payment for this obligation, and for pre-payment of future obligations, the Registrant and Wilkerson Consulting, Inc. entered into a Stock Purchase Agreement wherein the Registrant agreed to re-purchase 800,000 shares of the common stock of the Registrant at a price of $2.00 per share. The shares were to be owned by Wilkerson Consulting, Inc. pursuant to payments made under the Exclusive Agency Agreement. No payments were made to Wilkerson Consulting and no shares of stock were issued to Wilkerson Consulting pursuant to the above mentioned agreement.

     Wilkerson Consulting received a note for $1,800,000 from the Company in consideration for amounts due Wilkerson Consulting for management fees in connection with managing the five hotels as well as finders fees associated with the acquisitions of such hotels. The note was settled in January 2001 for the issuance of 1,000,000 shares of Company common stock. Prior to this issuance of Company common stock, the Company affected a 1 for 25 reverse stock split.

Events Subsequent to Settlement Agreement

     Subsequent to the execution of the Settlement Agreement, the Registrant, its subsidiaries and prior management failed and refused to make the required payments under the terms of the Promissory Note. The five (5) hotels previously owned by the Registrant were managed and owned by The Tour Group, Inc. whose principals are listed below:

         The Tour Group, Inc.

           Gary W. Bell                                President/Director
           C. Keith Wilkerson II                       Vice-President/Secretary/
                                                                        Director
           Owned 50% by Gary W. Bell and 50% by C. Keith Wilkerson II


      The five Homegate hotels have been foreclosed upon.

     In December 2000, the Registrant, by and through its former president, Jeffrey Bruteyn, informed the principals of The Tour Group, Inc. and Wilkerson Consulting, Inc. that there was no money to perform an audit or to do the necessary work to comply with the disclosure requirements for a public company. Therefore, in the interest of itself as a shareholder, and in the interest of the other shareholders, Wilkerson Consulting, Inc. proposed an additional settlement agreement.

     The Registrant agreed to enter into a series of agreements wherein the following would take place:

1.   The Registrant would perform a 1-for-25 reverse split of its common stock;

2. Wilkerson Consulting, Inc. would be issued 1,000,000 post-reverse split shares of the Registrant's common stock in exchange for releasing the Registrant from its liability on the Promissory Note ($1,800,000) effectuated to settle the aforementioned lawsuit.

3.   That the current officers and directors of the Registrant would resign; and

4. Given that the securities subsidiary, Ameri-First Securities, Inc., was losing money and in danger of defaulting on its net capital requirements, it was in the best interest of the Registrant to sell the subsidiary to Jeffrey Bruteyn. Therefore, the Registant entered into an agreement wherein the stock of Ameri-First Securities, Inc. was transferred to Jeffrey Bruteyn for $10.00 and an agreement of Jeffrey Bruteyn to indemnify the Registrant from any liabilities arising from the operation of Ameri-First Securities, Inc.

The above agreements were signed to be effective as of December 22, 2000.

Current management was elected in March 2001.

Business of the Issuer

Ameri-First's future lied in the investment in Ameri-First Financial Corporation and its wholly owned subsidiary Ameri-First Securities Corporation. Ameri-First Securities was a member of the National Association of Securities Dealers, Inc. and engaged in the investment banking and securities brokerage business. In December 2000, our former CEO resigned and received al1 investments held by the Company.

The Company's business strategy is to utilize its securities to purchase real estate properties and manage them as well. In March 2000, the Company acquired 5 hotel properties and began managing and operating hotels. The hotels were foreclosed upon in December 2000 by a financial institution and the Company now has no operations and is seeking acquisitions or merger candidates.

The acquisition plan is not limited to a certain type of property, class of hotel or a particular price range. Each property is evaluated individually and will be carefully researched prior to acquisition. In general, the hotel properties will need to be refinanced and a renovation and repositioning plan will be implemented upon acquisition. Depending on the property, the renovation and repositioning plan will be a six month to five year plan and will cost between five (5%) and fifty (50%) percent of the purchase price. The funds for renovation and repositioning will be derived from either the hotel earnings or through the refinancing of the property.

Subsequent to acquisition, the goal of new management is to transform acquired properties into a source of earnings and to create equity in the property through management. Management seeks to provide high quality service to guests, a fiscally responsible approach to costs and the implementation of a concentrated marketing effort to drive occupancy rates.

Item 2.  Description of Property

The Company has no property. The Company maintains its office at 6060 N. Central Expressway, Suite 560 #7, Dallas, TX 75206, which it shares with Hospitality Plus where Keith Newton, the Company's Secretary and Treasurer, serves as an officer, and which is owned by the Wickliffe Trust, of which Charles Wilkerson is the beneficial owner. The Company does not pay any rent for use of such property.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to securities holders during the year ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock was traded in the National Association of Securities Dealers OTC Bulletin Board "OTCBB" under the symbol "AMFS". The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB.

                          Closing Bid                 Closing Ask
                     High             Low         High          Low
                     ----             ----        ----          ---
1998
1st Quarter           6.25            5.625        6.25        5.625
2nd Quarter           4.25             2.50       4.875         2.50
3rd Quarter           3.00             1.25       3.125        1.505
4th Quarter           2.75             1.50        3.00        2.125

1999
1st Quarter           8.75           4.6875        8.75         5.00
2nd Quarter           8.75           4.6875        9.00        4.875
3rd Quarter           3.75            1.875        4.00         2.00
4th Quarter           3.90             .125        4.00          .25

2000
1st Quarter         5.3125             4.50       5.375         3.75

                          Closing Price
                      High             Low
2nd Quarter           4.13             1.26
3rd Quarter           1.81             1.09
4th Quarter           1.44              .19

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of September 25, 2002, there were 240 shareholders of record of the Company's common stock.

The Company has never paid cash dividends. The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying and cash dividends in the foreseeable future.

The stock transactions below have been retroactively adjusted to reflect the 1 for 25 reverse stock split.

In May 1999, the Company issued 44,000 shares of common stock in connection with the acquisition of Tahoe which transaction was valued at $3,655,000. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

The Company completed a private placement in June 1999 pursuant to which it sold 5,233 shares of its voting common stock for a total of $850,301. In connection with the private placement Ameri-First incurred direct costs of the offering of $128,539. The net proceeds were $721,762.

In December 1999, the Company issued 31,376 shares of common stock for consulting services valued at $1,508,486 or the fair value of the services provided. The Company believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 1999, the Company issued 1,200 shares of common stock for assets valued at $30,000. The Company believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2000, the Company issued 50,000 shares of common stock in connection with the merger between Itronics Communications Corporation and Ameri-First Financial Group. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In March 2000, the Company issued 75,600 shares of common stock in connection with the acquisition of assets from Ameri-First Financial Securities, which transaction was valued at $945,045. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In June 2000, the Company issued 180,000 shares of common stock to VPS I, L.P in connection with the acquisition of five hotels which stock was valued at $16,457,401. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In September 2000, the Company issued 84,306 shares of common stock to various individuals in consideration for services rendered. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipients had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

In September 2000, the Company issued 97,360 shares of common stock to Hess Capital, LLC for payment of debt and interest of $1,672,830. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In September 2000, the Company issued 59,959 shares of common stock to Southeast International for deposits on property valued at $1,700,000. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

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

Results of Operations, Liquidity and Capital Resources

Overview

The Company seeks to purchase real estate properties and manage them as well. At December 31, 2000, the Company did not own or manage any real estate properties.

Comparison of Operating Results For the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

The Company's revenues increased by $4,067,030 or 9,277% from $43,841 for the year ended December 31, 1999 to $4,110,871 for the year ended December 31, 2000. The increase in revenues resulted from the acquisition of the five hotels that were acquired in June of 2000 and foreclosed upon in December 2000.

Operating expenses, general and administrative expenses, and selling expenses increased by $3,394,924 of 147% from $2,612,788 for the year ended December 31, 1999 to $6,007,712 for the year ended December 31, 2000. The increase in operating expenses, general and administrative expenses and selling expenses was due to the increased operations of the Company.

Depreciation expense increased from $0 for the year ended December 31, 1999 to $2,690,655 for the year ended December 31, 2000. The increase in depreciation was due to the depreciation on the hotel properties and its other property and equipment.

For the year ended December 31, 2000, the Company recorded a loss on investments and other assets of $2,770,000 a decrease of $915,955 from a loss of investments and other assets of $3,685,955 for the year ended December 31, 1999. The loss on investments and other assets during the year 2000 was associated with the former chief executive officer taking the assets of Ameri-First Securities, Inc. resulting in a loss of $1,070,000, and deposits made in Company stock for acquisition that never closed resulting in a loss of $1,700,000.

Settlement expense was $1,800,000 for the year ended December 31, 2000 compared to settlement expense of $0 for the year ended December 31, 1999. The settlement expense was due to a settlement with Wilkerson Consulting whereby Wilkerson Consulting received a note for $1.8 million which note was later converted into 1,000,000 shares of Company common stock following the 1:25 reverse stock split resulting in Wilkerson Consulting becoming the Company's majority stockholder.

Loss on repossessed assets increased $12,909,352 from $762,479 for the year ended December 31, 1999 to $13,671,831 for the year ended December 31, 2000. The increase in loss on repossessed assets was due to the foreclosure on the five hotels by a financial institution in December 2000.

The Company's loss from operations increased $15,811,946 or 225% from $7,017,381 for the year ended December 31, 1999 to $22,829,327 for the year ended December 31, 2000. The increased net loss resulted principally from operating expenses, depreciation expenses, settlement expenses and loss on repossessed assets.

Net loss increased from $7,145,507 for the year ended December 31, 1999 to $23,127,488 for the year ended December 31, 2000.

Net loss per share increased from $1.99 per share for the year ended December 31, 1999 to $2.19 per share for the year ended December 31, 2000.

As of December 31, 2000, the Company had an accumulated deficit of $32,350,653.

Liquidity and Capital Resources

For the year ended December 31, 2000, the Company did not generate positive cash flow from its operations. The hotel operations did not generate sufficient cash flow to pay the obligations of the Company. Therefore, the hotel properties were foreclosed upon.

As of December 31, 2000, the Company had no assets and a working capital deficit of $1,099,764.

Wilkerson Consulting is paying the Company's expenses on an as needed basis. There can be no assurance that Wilkerson Consulting will continue to fund the Company's operations as well as its ongoing legal and accounting expenses. In addition, there can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution of the Company's then-existing shareholders.

There can be no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financings are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not renew its operations.

The Company's auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

Item 7.  Financial Statements

The required financial statements are included in this document beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     S.W. Hatfield, Certified Public Accountant, of Dallas, Texas audited the Registrant's financial statements at and for the year ended December 31, 1999, and the opinion of S.W. Hatfield was not qualified in any manner. For certain business reasons, the Board of Directors of the Registrant has chosen not to engage S.W. Hatfield to audit the Registrant's financial statements at and for the year ended December 31, 2000. The auditor-client relationship between the Registrant and S.W. Hatfield has ceased.

     During the Registant's relationship with S.W. Hatfield, there were no disagreements between the Registrant and S.W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no disagreements between the Registrant and S.W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures for the December 31, 1999 financial statements. Further, there have been no disagreements between the Registrant and the S.W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures for December 31, 1999 to the present.

     On August 27, 2002, the Registrant engaged Malone & Bailey PLLC as it its independent accountants for the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are listed below with information about their respective backgrounds.

 Name                            Age          Position
------                          -----        ----------
Gary Bell                        33          President and Director
Keith D. Newton                  35          Secretary, Treasurer and Director
C. Keith Wilkerson, II           33          Vice President and Director

Directors are elected to serve until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. The directors and officers will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. Gary Bell, Keith D. Newton, C. Keith Wilkerson, II and Charles Wilkerson are related parties.

Gary Bell has served as the President and Director of the Company since March 2001. Mr. Bell has served as the Secretary and Treasurer since June 2001. Mr. Bell has served as the Secretary and Treasurer of Inn-Vestors, Inc. since July 2002. From May 1998 through June 2001, Mr. Bell served as the President and Chief Executive Officer of Amerand Corporation. From November 1993 through May 1998, Mr. Bell served as the President and Chief Executive Officer of Nature's Landscape, Inc. Mr. Bell is educated in business management and being self-employed for the majority of his working career, he has developed the skills which the Company believes are necessary to analyze an investment and to evaluate its reparation and renovation needs to be a successful asset to the Company's portfolio.

Keith D. Newton has served as the Secretary, Treasurer and Director of the Company since March 2001. Mr. Newton has served as the President of Hospitality Plus since April 2000. Mr. Newton has served as the President and Director of Inn-Vestors, Inc. since July 2002. From February 1997 through April 2000, Mr. Newton served as a Sales Manager with Borders. Mr. Newton received his education in business administration and management from McNeese State University, and has experience in retail management including regional representation for fine retailers. Being familiar with budgets and the financial concerns of high volume sales and operations, Mr. Newton has assumed the role of supervising and managing the Company's finances.

C. Keith Wilkerson, II has served as Vice President and Director of the Company since March 2001. Mr. Wilkerson established a company that provides project management services to hotel developers and investors, assisting in high-end hotel construction, renovation, and installation. Mr. Wilkerson is a decorated veteran of the United States Air Force, and has earned a Masters Degree in Educational Administration from Faith Baptist College. After leaving the armed forces of the United States, the next five years of his work experience were spent teaching and coaching at the collegiate level. Through a series of events Mr. Wilkerson was recruited by two separate hotelier's and has a distinguished operational record in the managing of upscale hotel properties.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Item 10.  Executive Compensation

The Company currently pays no compensation to its officers and directors and has paid no compensation in any amount or of any kind to its executive officers or directors for the fiscal year ended December 31, 2000. During the fiscal year ended December 31, 1999, the Company issued 150,000 shares to Jeffrey M. Gardiner, its Former President and Assistant Secretary, in consideration for services rendered. James V. Moodhe received a salary of $240,000 for the fiscal year ended December 31, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following information table sets forth certain information regarding the Company's common stock owned on September 25, 2002 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group.

Name and Address(1)                   Shares Owned               Percentage
-------------------                  ---------------            -------------

Gary Bell                             80,000(2)                  3.4%

Keith Newton                          80,000(2)                  3.4%

C. Keith Wilkerson, II                80,000(2)                  3.4%

Janaxral Desri                        268,000                    11.5%

Covenant Financial Corporation        80,000                     3.4%

Wilkerson Consulting                  1,337,160 (3)(4)           57.5%

Charles Wilkerson                     1,337,160 (4)              57.5%

Wickliffe Trust                       1,337,160                  57.5%

Executive Officers and Directors as         240,000                    10.3%
a group (three persons)

(1) Business Address is 6060 North Central Expressway, Suite 560 #7, Dallas, Texas 75206, with the exception of Janaxral Desri whose business address is 13663 Jupiter, Suite 401, Dallas, Texas 75238.

(2) Gary Bell, Keith Newton and C. Keith Wilkerson, II are affiliates of Covenant Financial Corporation due to their positions as officers of such corporation.

(3) Wilkerson Consulting, which is owned by the Wickliffe Trust, is the majority stockholder of Covenant Financial Corporation.

(4) Wilkerson Consulting. is owned by Wickliffe Trust, of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson and Katherine Wilkerson are the beneficiaries.

Item 12.  Certain Relationships and Related Transactions.

In March 2000, the Company acquired the assets of Ameri-First Securities, Inc. for 75,600 shares of common stock from Jeffrey Bruteyn, the Company's former chief executive officer.

In November, 2000, Jeffrey Bruteyn, the Company's former chief executive officer, entered into a settlement agreement with the Company whereby Mr. Bruteyn paid the Company $10 and returned 75,600 shares of Company common stock to the Company for cancellation in consideration for the assets of Ameri-First Securities.

The Company had a note payable with Wilkerson Consulting, of which Charles Wilkerson and Katherine Wilkerson are the beneficiaries, for $1,800,000. The note was received in settlement of amounts due Wilkerson Consulting, Inc. for management services with the hotels as well an amount due for a finders fee for the purchase of the hotels. The note was due on or before May 1, 2002. In January 2001, following a 1 for 25 reverse stock split, the Company issued 1,000,000 shares to Wilkerson Consulting in consideration for settling the note payable. Wilkerson Consulting became the majority shareholder of the Company upon completion of this transaction.

In January 2001, Wilkerson Consulting received 257,160 shares of Company common stock from Jeffrey Bruteyn, the Company's former chief executive officer, as part of a settlement agreement between the parties.

Hospitality Plus, a company owned by the Wickliffe Trust of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson is the beneficiary, has provided office space to the Company without charge.

Wilkerson Consulting is owned by Wickliffe Trust, of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson is the beneficiary, is paying the expenses of the Company on an as needed basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future, many of which may involve a conflict of interest.

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

     Consolidated Statement of Cash Flows
       Years Ended December 31, 1999 and 1998                      F-7
     Notes to Consolidated Financial Statements                    F-8

   Exhibits
     10.1 Exclusive Agency Agreement with Wilkerson Consulting
     10.2 Hotel/Motel Management Agreement with HMGT Corporation

   (b) Reports on Form 8-K
     March 23, 2000 - Acquisition of Itronics Communications Corporation by Ameri-First Financial Group, Inc. for $100,000 cash and 50,000 shares of restricted, unregistered shares of common stock of Ameri-First Financial Group, Inc.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of October, 2002.

Dated: October 4, 2002                  AMERI-FIRST FINANCIAL GROUP, INC.


                                           by: /s/ Gary Bell
                                              -----------------------------
                                              Gary Bell
                                              President and Director

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Gary Bell                                               October 4, 2002
-------------------
Gary Bell
President and Director,
(Principal Executive Officer)


/s/ Keith D. Newton                                        October 4, 2002
-------------------
Keith D. Newton
Secretary, Treasurer and Director


/s/ C. Keith Wilkerson, II                                 October 4, 2002
--------------------
C. Keith Wilkerson, II
Vice President and Director

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   Ameri-First Financial Group, Inc.
   Dallas, Texas

We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses through December 31, 2000 totaling $22,182,446 and $7,145,507 and at December 31, 2000 had a capital deficit of $1,849,711. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


August 11, 2002

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2000

Assets                                                                  $   -
                                                                  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                   $ 20,000
  Accrued expenses                                                     29,711
  Current portion of long-term debt                                 1,050,052
                                                                  ------------
                                                                  ------------
    Total current liabilities                                       1,099,763
                                                                  ------------

Long-term debt                                                        749,948

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.00001 par value, 25,000,000 shares
  Authorized, 611,870 shares issued and outstanding                         6
Additional paid in capital                                         29,555,891
Accumulated deficit                                               (31,405,608)
                                                                  ------------
  Total Stockholders' Equity (Deficit)                             (1,849,711)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   -
                                                                  ============

              See accompanying summary of accounting policies and
                         notes to financial statements

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                                   2000              1999
                                                ------------    -----------
Revenues                                        $4,110,871         $ 43,841

Operating Expenses:
  Operating expenses                             2,890,627                -
  General and administrative                     2,953,246        2,313,599
  Selling expenses                                 163,839          299,189
  Depreciation expense                           2,690,655                -
  Loss on investments and other assets           1,824,955        3,685,955
  Settlement expense                             1,800,000                -
  Loss on repossessed assets                    13,671,831          762,479
                                               ------------    -------------
                                               ------------    -------------
                                                25,995,153        7,061,222
                                               ------------    -------------

Loss from operations                           (21,884,282)      (7,017,381)
                                               ------------    -------------

Other income (expense):
  Other income                                      55,781                -
  Interest expense                                (391,364)        (128,126)
  Interest income                                   37,422                -
                                               ------------    -------------
                                                  (298,161)        (128,126)
                                               ------------    -------------

                                               ------------    -------------
Net loss                                      $(22,182,443)     $(7,145,507)
                                               ============    =============

Net loss per share:
                                               ------------    -------------
  Net loss basic and diluted                      $ (52.98)        $ (49.68)
                                               ============    =============

Weighted average shares outstanding:
  Basic and diluted                                418,726          143,834
                                               ============    =============

              See accompanying summary of accounting policies and
                          notes to financial statements

                        AMERI-FIRST FINANCIAL GROUP, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2000 and 1999


                                                              Additional paid
                                     Common stock               in capital            Accum.
                                                                                     Deficit               Total
                              -----------------------------  -----------------  -------------------
                                 Shares          Amount
                              --------------  -------------  -----------------  -------------------  ------------------

Balances,
  December 31, 1998              106,436           $  1        $ 1,470,676          $ (2,077,658)         $ (606,981)

Issuance of common stock
  in connection with
  acquisition of Tahoe            44,000              1          3,654,999                    -            3,655,000

Issuance of common stock
  for services                    31,376              -          1,508,486                    -            1,508,486

Issuance of common stock
  for cash                         5,233              -            721,762                    -              721,762

Issuance of common stock
  for assets                       1,200              -             30,000                    -               30,000

Expenses paid by
  shareholders                         -              -            203,757                    -              203,757

Net loss                               -              -                  -            (7,145,507)         (7,145,507)
                              ------------  -------------  -----------------  -------------------  ------------------
Balances,
  December 31, 1999              188,245              2          7,589,680            (9,223,165)         (1,633,483)

Issuance of common stock
  in connection with
  reverse merger                   2,000              -                 50                    -                   50

Issuance of common stock
  for services                    84,306              1          1,874,760                    -            1,874,761

Issuance of common stock
  in connection with
  acquisition of assets           75,600              1            945,044                    -              945,045

Issuance of common stock
  in connection with
  acquisition of 5 hotels        180,000              2         16,457,399                    -           16,457,401

Issuance of common stock
  for payment of debt             97,360              1          1,672,829                    -            1,672,830

Issuance of common stock
  for deposits on
  property                        59,959              -          1,700,000                    -            1,700,000

Common stock received in
  connection with sale of
  assets back to former
  CEO and retired                (75,600)            (1)          (945,044)                  -              (945,045)

Expenses paid by
  Shareholders                         -              -            261,173                    -              261,173

Net loss                               -              -                  -           (22,182,443)        (23,127,488)
                              ------------  -------------  -----------------  -------------------  ------------------
Balances,
  December 31, 2000              611,870            $ 6        $29,555,891          $(31,405,608)        $(1,849,711)
                              ============  =============  =================  ===================  ==================

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                      For the Years Ended December 31, 2000


                                                            2000             1999
                                                        -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(22,182,443)    $(7,145,507)
Adjustments to reconcile net deficit to cash
  used by operating activities:
    Depreciation and amortization                          2,690,655          23,835
    Common stock issued for services                       1,874,761       1,508,486
    Loss on repossessed assets and investments            15,496,786       3,685,955
    Expenses paid by shareholder                             261,173         203,757
    Settlement expenses                                    1,800,000               -
Net change in:
  Prepaid assets and other                                   112,938         (25,438)
  Accounts payable and accrued expenses                     (149,493)        228,189
                                                     ---------------    -------------

CASH FLOWS USED IN OPERATING ACTIVITIES                      (95,623)     (1,520,723)
                                                     ---------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                95,427               -
  Capital expenditures                                   (22,023,250)              -
                                                     ---------------    -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                             (21,927,823)              -
                                                     ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                              22,023,250          795,905
Sale of common stock, net                                         -          721,762
                                                     ---------------    -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              22,023,250        1,517,666
                                                     ---------------    -------------

NET INCREASE (DECREASE) IN CASH                                (196)          (3,057)
Cash, beg. of period                                            196            3,253
                                                     ---------------    -------------
Cash, end of period                                            $   -          $  196
                                                     ===============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                   -                -
  Income taxes paid                                               -                -

NONCASH TRANSACTIONS:
Acquisition of hotels for common stock                 $ 16,457,401                -
Acquisition of investments for common stock               $ 945,045                -
Issuance of common stock for debt                        $1,672,830                -
Loss on foreclosure of hotel properties and
  settlement of mortgage note payable to a
  financial institution                                $ 13,671,831                -


              See accompanying summary of accounting policies and
                          notes to financial statements

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Ameri-First Financial Group, Inc. ("Ameri-First") was incorporated in September 1996 in California. Ameri-First was engaged in providing private and publicly traded companies with investment banking services. In March 2000, Ameri-First acquired 5 hotel properties and began managing and operating hotels. The hotels were foreclosed upon in December 2000 by a financial institution and Ameri-First now has no operations and is seeking acquisition or merger candidates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Investments

Ameri-First holds minority equity investments in companies. Ameri-First accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense. During December 2000, the former CEO resigned and received all investments held by Ameri-First. Ameri-First recorded a settlement expense of $1,070,000 which is included in loss on investments and other assets.

Revenue Recognition

Revenues are recorded as services are performed. Hotel revenues are recorded in the period in which occupancy rights are provided to guests and tenants.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. Ameri-First performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Ameri-First records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented

Recent Accounting Pronouncements

Ameri-First  does  not  expect  the  adoption  of  recently  issued   accounting
pronouncements to have a significant impact on the Ameri-First's results of operations, financial position or cash flows.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Ameri-First has incurred losses totaling $22,182,443 and $7,145,507 for the years ended December 31, 2000 and 1999, respectively and had a capital deficit of $1,849,711 at December 31, 2000. Because of these losses, Ameri-First will require additional working capital to develop business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing or will seek a merger or acquisition candidate.

There are no assurances that Ameri-First will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Ameri-First's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Ameri-First will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Ameri-First. If adequate working capital is not available Ameri-First may not renew its operations.

These conditions raise substantial doubt about the Ameri-First's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Ameri-First be unable to continue as a going concern.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

In June 2000, Ameri-First consummated its acquisition of VPS I, L.P., a Delaware limited partnership and ac1quired 5 hotels located in Irving, Texas (one), San Antonio, Texas (two), Amarillo, Texas (one) and El Paso, Texas (one) for an aggregate purchase price of approximately $34 million. The purchase price consisted of $17,600,000 in cash and the issuance of 180,000 shares of Ameri-First common stock valued at $16,457,401. In connection with the acquisition, Ameri-First entered into a note payable with a financial institution for $17,600,000. This acquisition was accounted for as a purchase. The unaudited pro forma information for 2000 as if Ameri-First and VPS I, L.P. had been combined as of the beginning of 2000 included revenue and a net loss of $36.4 billion and $275 million, respectively, and basic and diluted earnings per common share of $0.16 each.

The following presents the unaudited pro forma results of operations of Ameri-First for the years ended December 31, 2000 and 1999, as if the acquisition of VPS I, L.P. had occurred on January 1, 1999:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2000             1999
                                                    -----------     ------------
Pro forma revenues                                  $6,313,000      $ 4,118,000
Pro forma operating income                        $(21,653,000)     $(6,690,000)
Pro forma net loss                                $(22,589,000)     $(7,898,000)
Pro forma basic and diluted net loss per share         $ (1.80)         $ (0.98)

During March 2000, Ameri-First acquired the assets of Ameri-First Securities, Inc. for 75,600 shares of common stock or $945,045.

Ameri-First's CEO resigned and received the assets in a settlement for $10 and returned 75,600 shares of common stock. Ameri-First recorded a loss on the transaction of $124,955. The returned 75,600 shares of common stock were subsequently retired by Ameri-First.

During the year ended December 31, 2000 Ameri-First had issued 59,958 shares of common stock as deposits in connection with the acquisition of 2 properties. Ameri-First did not close either transaction and recorded a loss of $1,700,000 which is included in loss on deposits and investments for the year ended December 31, 2000.

In May 1999, Ameri-First acquired a 50.01% interest in Tahoe Air Corporation ("Tahoe") for 44,000 shares of common stock valued at $3,655,000. Ameri-First determined there was no value in Tahoe and wrote off the amount. The loss was recorded during the year ended December 31, 1999 for $3,685,955.

NOTE 4 - REVERSE MERGER

On March 22, 2000, Ameri-First entered into merger agreement with Itronics Communications Corporation and exchanged 100% of its shares for 4,706,114 shares of Itronics or 99% of Itronics. In connection with the merger Itronics changed its name to Ameri-First Financial Group, Inc.. For accounting purposes this transaction will be treated as an acquisition of Itronics and a recapitalization of Ameri-First. This tax-free transfer is pursuant to section 351 of the Internal Revenue Code of 1986 as amended. Ameri-First is the accounting acquirer and the results of its operations carry over.

Since Itronic's balance sheet is insignificant, a pro-forma consolidated balance sheet is not presented here.

NOTE 5 - LOSS ON FORECLOSURE

In December 2000, a financial institution foreclosed upon the 5 hotel properties that were in default. Ameri-First had failed to make the payments. In connection with the foreclosure Ameri-First recorded a loss of $13,671,831 for the year ended December 31, 2000. Ameri-First has no remaining assets or operations as of December 31, 2000.

NOTE 6 - LONG-TERM DEBT

Ameri-First has a note payable with Wilkerson Consulting, Inc. for $1,800,000. The note is unsecured and bears interest at 10%. The note was due May 1, 2002. The note was received in settlement of amounts due Wilkerson Consulting, Inc. for management services with the hotels as well as an amount due for a finders fee for the purchase of the hotels. The note is payable in monthly installments of $108,103 including accrued interest. No payments were made on this note. In connection with the issuance of the note payable Ameri-First recorded a settlement expense of $1,800,000 for the year ended December 31, 2000.

The note payable was settled in January 2001 for the issuance of 1,000,000 shares of common stock. Prior to this issuance the Board of Directors authorized a 1 for 25 reverse stock split in January 2001. As a result, Wilkerson Consulting, Inc. became the majority shareholder of Ameri-First.

Ameri-First had a mortgage note payable with a financial institution that was secured by 5 hotel properties. Ameri-First was delinquent on its payments and the properties were foreclosed upon in December 2000. A loss of $13,671,831 was recorded in connection with the foreclosure.

NOTE 7 - INCOME TAXES

For the period from inception through December 31, 2000, Ameri-First has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $29,606,000 at December 31, 2000, and will expire in the years 2013 through 2020.

Deferred income taxes consist of the following at December 31,:

                                                          2001
                                                     --------------
    Long-term:
      Deferred tax assets                              $10,066,000
      Valuation allowance                              (10,066,000)
                                                     --------------
                                                             $   -
                                                     ==============

In January 2001,  Ameri-First  had a change in ownership,  which has resulted in
Ameri-First's  net  operating  loss  carryforwards   being  subject  to  certain
utilization limitations in the future.

NOTE 8 - SHAREHOLDERS EQUITY

Common Stock:

In December 2000, Ameri-First issued 84,306 shares of common stock for consulting services valued at $1,874,761 or the fair value of the services provided.

In September 2000, Ameri-First issued 59,959 shares of common stock as a deposit for 2 property acquisition valued at $1,700,000 or the market price at the date of the deposit. Ameri-First never closed on either of the transactions and recorded the amount as a loss.

In September 2000, Ameri-First issued 97,360 shares of common stock for shareholder debt including accrued interest of $1,672,830.

In June 2000, Ameri-First issued 180,000 shares of common stock in connection with the acquisition of 5 hotel. See Note 3 for more discussion on the acquisition.

In March 2000, Ameri-First issued 2,000 shares of common stock in connection with the reverse merger with Itronics. See Note 4 for more discussion on the acquisition.

In March 2000, Ameri-First acquired the assets of Ameri-First Securities, Inc. for 75,600 shares of common stock or $945,045. See Note 3 for more discussion on this purchase. In December 2000, Ameri-First sold back the assets to Jeffrey Bruteyn, the former CEO, and received the common stock back and subsequently retired those shares. Ameri-First recorded a loss of $124,955 on the transaction.

In December 1999, Ameri-First issued 31,376 shares of common stock for consulting services valued at $1,508,486 or the fair value of the services provided.

In December 1999, Ameri-First issued 1,200 shares of common stock for assets valued at $30,000 or the fair value of the assets acquired.

Ameri-First completed a private placement in June 1999 pursuant to which it sold 5,233 shares of its voting common stock for a total of $850,301. In connection with the private placement Ameri-First incurred direct costs of the offering of $128,539. The net proceeds were $721,762.

In May 1999, Ameri-First issued 44,000 shares of common stock in connection with the acquisition of Tahoe. See Note 3 for more discussion on the acquisition.

In December, 2000, the Board of Directors authorized a 1 for 25 reverse stock split of the Ameri-First's common stock. The financial statements as of December 31, 2000 have been retroactively adjusted to reflect the effect of this change.

NOTE 9 - RELATED PARTY TRANSACTIONS

After the foreclosure of the 5 hotel properties, Ameri-First neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.

NOTE 10 - CONSULTING AGREEMENT

Ameri-First entered into an agreement with Wilkerson Consulting, Inc. ("Wilkerson") and agreed to pay Wilkerson 2% of the purchase price of hotel acquisitions in cash and 2% in common stock. Also, HMGT Management Corporation would manage each property owned by Ameri-First. Ameri-First never paid the fees due under this agreement and satisfied the obligation by issuing a promissory note for $1,800,000, which was converted to a majority ownership in January 2001.