Form 10QSB
period 2001-03-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2002-10-11
CIK 1100778

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-28453

                        Ameri-First Financial Group, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     75-2610236
--------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

            6060 N. Central Expressway, Ste.560 #7, Dallas, TX 75206
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-2842
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes  X   No :

As of October 11, 2002 there were 2,327,262 shares of Common Stock of the issuer outstanding.

                               TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                        AMERI-FIRST FINANCIAL GROUP, INC.
                             CONDENSED BALANCE SHEET


                                                          March 31,         December 31,
                                                             2001               2000
                                                       -------------        -------------
                                                         (Unaudited)



Assets                                                        $      -          $      -
                                                       =================  ================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $   20,000          $  20,000
  Accrued expenses                                                  -             29,711
  Current portion of long-term debt                                 -          1,050,052
                                                       -----------------  ----------------
                                                       -----------------  ----------------
    Total current liabilities                                  20,000          1,099,763
                                                       -----------------  ----------------

Long-term debt                                                      -            749,948

Commitments

Stockholders' equity (deficit):
  Common stock, $.00001 par value, 25,000,000
  shares authorized, 1,611,870 and 611,870 shares
  issued and outstanding:                                          16                  6
  Additional paid-in capital                               31,393,362         29,555,891
  Accumulated deficit                                     (31,413,378)       (31,405,608)
                                                       -----------------  ----------------
    Total stockholders' equity (deficit)                      (20,000)        (1,849,711)
                                                       -----------------  ----------------
                                                            $       -            $     -
                                                       =================  ================



            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                              2001              2000
                                         ---------------  ------------------
Revenue                                       $      -         $   701,236

Operating Expenses:
  General and administrative                         -             217,752
  Selling expenses                                   -              93,155
  Depreciation expense                               -               6,461
                                         ---------------  ------------------
    Total operating expenses                         -             317,368
                                         ---------------  ------------------

Income from operations                               -             383,868

Interest (expense) income                        (7,770)             5,639

                                         ---------------  ------------------
Net income (loss)                            $   (7,770)       $   389,507
                                         ===============  ==================

Basic and diluted income (loss) per
common share                                    $(0.01)             $1.58
                                         ===============  ==================

Weighted average shares outstanding          1,389,614             246,822
                                         ===============  ==================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 2001                2000
                                                            ---------------     ---------------

Cash flows from operating activities:
  Net income (loss)                                             $   (7,770)        $  389,507
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Non-cash interest expense and other non-cash items              7,770              10,038
    Depreciation and amortization                                       -               6,461
  Changes in operating assets and liabilities
    Investments                                                         -           (1,023,923)
    Prepaid and other assets                                            -               (8,950)
    Accounts payable and accrued expenses                               -             409,106
                                                            ---------------     ---------------
        Net cash provided by (used in) operating
        activities                                                      -             (217,761)
                                                            ---------------     ---------------

Cash flows from investing activities:
                                                            ---------------     ---------------
  Capital expenditures                                                  -              (16,712)
                                                            ---------------     ---------------

Cash flows from financing activities:
  Capital contributed by shareholder                                    -             219,677
  Proceeds from notes payable                                           -              14,600
                                                            ---------------     ---------------
                                                                        -             234,277
                                                            ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                    -                 (196)
Cash and cash equivalents at beginning of period                        -                 196
                                                            ---------------     ---------------
Cash and cash equivalents at end of period                       $      -            $      -
                                                            ===============     ===============

Cash paid for:
  Taxes                                                          $      -            $      -
  Interest                                                       $      -            $      -

Non-cash Transactions:
  Issuance of common stock for debt                           $ 1,837,481            $      -

            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2001, the related condensed statements of operations for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB.

Note 2. Change in Control

In consideration for the $1,800,000 promissory note due to Wilkerson Consulting, Inc., the Company entered into a Settlement Agreement and issued 1,000,000 shares of common stock on January 20, 2001. After the issuance, Wilkerson Consulting, Inc. became the majority stockholder of the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Ameri-First Financial Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 22, 1995. Ameri-First was engaged in providing private and publicly traded companies with investment banking services. In March 2000, Ameri-First acquired 5 hotel properties and began managing and operating hotels. The hotels were foreclosed upon in December 2000 by a financial institution and Ameri-First currently has no operations and is seeking acquisition or merger candidates.

The only material change in the financial condition in the current quarter was the issuance of 1,000,000 shares in settlement of a note payable plus accrued interest. The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination. The Company's working capital is not sufficient to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

The Company had no operating revenues and no general and administrative expenses in the first quarter of 2001. The Company accrued $7,770 on the note payable that was converted into common stock in January 2001.

Revenues
For the quarter ended March 31, 2001, the Company had no revenue. For the quarter ended March 31, 2000, the Company had revenue of $701,236. Revenue was primarily earned from investment banking services. The Company acquired 5 hotels in March 2000 and began managing the properties in the 2nd quarter of 2000.

Operating Expenses
For the quarter ended March 31, 2001, the Company had no operating expenses. For the quarter ended March 31, 2000, the Company had general and administrative expenses of $217,752, selling expenses of $93,155, and depreciation expense of $6,461. The operation was primarily investment banking operations for the three months ended 2000.

Income/Loss from Operations

The Company had a loss from operations of $0 for the quarter ended March 31, 2001 and income from operations of $383,868 for the three months ended March 31, 2000.

Net Income (Loss) and Net Income (Loss) Per Share

The Company had a net loss of $(7,770) and net loss per share of $(0.01) for the three months ended March 31, 2001 as compared to net income of $389,507and net income per share of $1.58 for the three months ended March 31, 2000.

Liquidity and Capital Resources

As of March 31, 2001, the Company had negative working capital of $20,000. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

The Company's balance sheet as of March 31, 2001 reflects no assets and liabilities of $20,000.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

Wilkerson Consulting is paying the Company's expenses on an as needed basis. There can be no assurance that Wilkerson Consulting will continue to fund the Company's ongoing legal and accounting expenses. In addition, there can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by the issuance of stock in lieu of cash.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2001 we issued 1,000,000 shares in consideration of a promissory note payable for $1,800,000 plus $37,481 in accrued interest payable. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company and since the transaction was non-recurring and privately negotiated.

Items 3 and 4 are inapplicable.

Item 5.  Other Information

In March 2001, the following  management  team was elected by our  stockholders:
Gary Bell-President and Director; Keith D. Newton-Secretary, Treasurer and Director; and C. Keith Wilkerson II-Vice President and Director.

Item 6. Exhibits and Reports on Form 8-K

 (a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

(b) Exhibits

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERI-FIRST FINANCIAL GROUP, INC.


                                       /s/ Keith D. Newton
                                       ---------------------------------
                                       Keith D. Newton, Secretary, Treasurer and
                                       Director


DATE:  October 11, 2002