Form 10QSB
period 2001-06-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2002-10-11
CIK 1100778

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-28453

                        Ameri-First Financial Group, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    75-2610236
-------------------------------               ----------------------------------
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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                        AMERI-FIRST FINANCIAL GROUP, INC.
                             CONDENSED BALANCE SHEET


                                                          June 30,         December 31,
                                                            2001               2000
                                                      ----------------   -----------------
                                                        (Unaudited)



Assets                                                       $      -          $      -
                                                      =================  ================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                        $   20,000          $  20,000
  Accrued expenses                                                 -             29,711
  Current portion of long-term debt                                -          1,050,052
                                                      -----------------  ----------------
                                                      -----------------  ----------------
    Total current liabilities                                 20,000          1,099,763
                                                      -----------------  ----------------

Long-term debt                                                     -            749,948

Commitments

Stockholders' equity (deficit):
  Common stock, $.00001 par value, 25,000,000
  shares authorized, 2,327,262 and 611,870 shares
  issued and outstanding:                                         23                 6
  Additional paid-in capital                              31,400,509        29,555,891
  Accumulated deficit                                    (31,420,532)      (31,405,608)
                                                      -----------------  ----------------
    Total stockholders' equity (deficit)                     (20,000)       (1,849,711)
                                                      -----------------  ----------------
                                                            $      -            $     -
                                                      =================  ================

            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                    Six Months Ended
                                                   June 30,                             June 30,
                                                   --------                             --------
                                            2001              2000              2001              2000
                                       ----------------  ---------------   ---------------  ------------------

Revenue                                      $      -      $ 1,228,294          $      -        $  1,929,530

Operating Expenses:
  General and administrative                        -          266,952             7,154             484,704
  Selling expenses                                  -           34,766                 -             127,921
  Depreciation expense                              -            2,014                 -               8,475
                                        ---------------  ---------------   ---------------  ------------------
    Total operating expenses                        -          303,732             7,154             621,100
                                        ---------------  ---------------   ---------------  ------------------

Income (loss) from operations                       -          924,562             (7,154)         1,308,430

Interest (expense) income                           -            5,235             (7,770)            10,874

                                        ---------------  ---------------   ---------------  ------------------
  Net income (loss)                          $      -       $  929,797        $   (14,924)      $  1,319,304
                                        ===============  ===============   ===============  ==================

Basic and diluted income (loss)
per common share                                $0.00            $3.47             $(0.01)             $4.94
                                        ===============  ===============   ===============  ==================

Weighted average shares outstanding         2,327,262          268,319         1,900,236             267,319
                                        ===============  ===============   ===============  ==================

            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                       2001           2000
                                                                   ------------   -----------

Cash flows from operating activities:
  Net income (loss)                                               $  (14,924)      $  1,319,304
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Non-cash interest expense and other non-cash items                14,924             10,038
    Depreciation and amortization                                          -              8,475
  Changes in operating assets and liabilities
    Investments                                                            -         (1,523,260)
    Prepaid and other assets                                               -            (79,480)
    Accounts payable and accrued expenses                                  -           (370,787)
                                                                -------------   ---------------
        Net cash provided by (used in) operating activities                -           (635,710)
                                                                -------------   ---------------

Cash flows from investing activities:
  Proceeds from the sale of fixed assets                                   -             95,427
  Capital expenditures                                                     -        (17,583,088)
                                                                -------------   ---------------
    Cash flows provided by (used in) investing activities                  -        (17,487,661)
                                                                -------------   ---------------

Cash flows from financing activities:
  Capital contributed by shareholder                                       -            480,850
  Proceeds from notes payable                                              -         17,642,325
                                                                -------------   ---------------
    Cash flows provided by (used in) financing activities                  -         18,123,175
                                                                -------------   ---------------

Net increase (decrease) in cash and cash equivalents                       -               (196)
Cash and cash equivalents at beginning of period                           -                196
                                                                -------------   ---------------
Cash and cash equivalents at end of period                         $       -          $       -
                                                                =============   =================

Cash paid for:
  Taxes                                                            $      -           $       -
  Interest                                                         $      -           $       -

Non-cash Transactions:
  Acquisition of hotels for common stock                           $      -       $  16,457,401
  Issuance of common stock for debt                             $ 1,837,481           $       -


            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB.

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

The was no material change in the financial condition of the Company from the prior quarter. The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination. The Company's working capital is not sufficient to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

Revenues
For the quarter ended June 30, 2001, the Company had no revenue. For the quarter ended June 30, 2000, the Company had revenue of $1,228,294. Revenue was from investment banking services and hotel operations. The Company acquired 5 hotels in March 2000 and began managing the properties in the 2nd quarter 2000.

For the six months ended June 30, 2001, the Company had no revenue. For the six months ended June 30, 2000, the Company had revenue of $1,929,530. Revenue was primarily from investment banking services and the remainder was from hotel operations. The Company acquired 5 hotels in March 2000 and began managing the properties in the 2nd quarter of 2000.

Operating Expenses
For the quarter ended June 30, 2001, the Company had operating expenses of $7,154. For the quarter ended June 30, 2000, the Company had general and administrative $266,952 and selling expenses of $34,766, and depreciation expense of $2,014. The Company began operating hotels in the 2nd quarter 2000.

For the six months ended June 30, 2001, the Company had operating expenses of $7,154. For the six months ended June 30, 2000, the Company had general and administrative expenses of $484,704, selling expenses of $127,921, and depreciation expense of $8,475. The Company began operating hotels in the 2nd quarter of 2000.

Income/Loss from Operations

The Company had a loss from operations of $0 for the quarter ended June 30, 2001 and income from operations of $924,562 for the three months ended June 30, 2000.

The Company had a loss from operations of $7,154 for the six months ended June 30, 2001 as compared to income from operations of $1,308,430 for the six months ended June 30, 2000.

Net Income (Loss) and Net Income (Loss) Per Share

The Company had a net loss of $0 and net loss per share of $(0.00) for the three months ended June 30, 2001 as compared to net income of $929,797and net income per share of $3.47 for the three months ended June 30, 2000.

The Company had a net loss of $(14,924) and net loss per share of $(0.01) for the six months ended June 30, 2001 and net income of $1,319,304 and net income per share of $4.94 for the six months ended June 30, 2000.

Liquidity and Capital Resources

As of June 30, 2001, the Company had negative working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

The Company's balance sheet as of June 30, 2001 reflects no assets and liabilities of $20,000.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

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

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2001 we issued 715,393 shares for financial consulting services to various individuals. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

Items 3, 4 and 5 are inapplicable.

Item 6. Exhibits and Reports on Form 8-K
 (a) No reports on Form 8-K were filed during the three months ended June 30, 2001.

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