Form 10QSB
period 2001-09-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2002-10-11
CIK 1100778

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-28453

                        Ameri-First Financial Group, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       75-2610236
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

            6060 N. Central Expressway, Ste.560 #7, Dallas, TX 75206
            ---------------------------------------------------------
                    (Address of principal executive offices)

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                        AMERI-FIRST FINANCIAL GROUP, INC.
                             CONDENSED BALANCE SHEET

                                                       September 30,       December 31,
                                                            2001               2000
                                                       --------------     ---------------
                                                        (Unaudited)



Assets                                                       $      -          $      -
                                                       ================  ================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                        $   20,000          $  20,000
  Accrued expenses                                                 -             29,711
  Current portion of long-term debt                                -          1,050,052
                                                       ----------------  ----------------
                                                       ----------------  ----------------
    Total current liabilities                                 20,000          1,099,763
                                                       ----------------  ----------------

Long-term debt                                                     -            749,948

Commitments

Stockholders' equity (deficit):
  Common stock, $.00001 par value, 25,000,000
  shares authorized, 2,327,262 and 611,870 shares
  issued and outstanding:                                         23                  6
  Additional paid-in capital                              31,400,509         29,555,891
  Accumulated deficit                                    (31,420,532)       (31,405,608)
                                                       ----------------  ----------------
    Total stockholders' equity (deficit)                     (20,000)       (1,849,711)
                                                       ----------------  ----------------
                                                            $      -            $     -
                                                       ================  ================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended                   Nine Months Ended
                                            September 30,                        September 30,
                                           -------------                        -------------
                                       2001              2000              2001              2000
                                   ---------------  ---------------   ---------------  ------------------

Revenue                                 $      -      $ 1,231,341          $      -        $  3,160,871

Operating Expenses:
  Operating expenses                           -        1,445,627                 -           1,445,627
  General and administrative                   -          286,781             7,154             771,485
  Selling expenses                             -           15,918                 -             143,839
  Depreciation expense                         -        1,340,770                 -           1,349,245
                                   ---------------  ---------------   ---------------  ------------------
    Total operating expenses                   -        3,089,096             7,154           3,710,196
                                   ---------------  ---------------   ---------------  ------------------

Loss from operations                           -       (1,857,755)           (7,154)           (549,325)

Interest expense, net                          -         (167,108)           (7,770)           (156,234)
Other income                                   -           55,781                 -              55,781

                                   ---------------  ---------------   ---------------  ------------------
  Net loss                              $      -     $ (1,969,082)      $   (14,924)       $   (649,778)
                                   ===============  ===============   ===============  ==================

Basic and diluted income loss per
common share                               $0.00           $(4.18)           $(0.01)             $(1.38)
                                   ===============  ===============   ===============  ==================

Weighted average shares outstanding    2,327,262          471,375         1,900,236             471,375
                                   ===============  ===============   ===============  ==================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                           September 30,
                                                                     2001               2000
                                                                ---------------      ------------

Cash flows from operating activities:
  Net loss                                                         $  (14,924)       $   (649,778)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Non-cash interest expense and services                             14,924              15,000
    Depreciation and amortization                                           -           1,359,283
  Changes in operating assets and liabilities
    Investments and other current assets                                    -            (492,060)
    Prepaid and other assets                                                -            (137,826)
    Accounts payable and accrued expenses                                   -            (542,347)
                                                                ---------------   -----------------
        Net cash provided by (used in) operating activities                 -            (447,728)
                                                                ---------------   -----------------

Cash flows from investing activities:
  Proceeds from the sale of fixed assets                                    -              95,427
  Capital expenditures                                                      -         (17,583,088)
                                                                ---------------   -----------------
    Cash flows provided by (used in) investing activities                   -         (17,487,661)
                                                                ---------------   -----------------

Cash flows from financing activities:
  Capital contributed by shareholder                                        -             164,600
  Proceeds from notes payable                                               -          17,770,593
                                                                ---------------   -----------------
    Cash flows provided by (used in) financing activities                   -          17,935,193
                                                                ---------------   -----------------

Net increase (decrease) in cash and cash equivalents                        -                (196)
Cash and cash equivalents at beginning of period                            -                 196
                                                                ---------------   -----------------
Cash and cash equivalents at end of period                           $      -           $       -
                                                                ===============   =================

Cash paid for:
  Taxes                                                              $      -           $       -
  Interest                                                           $      -           $       -

Non-cash Transactions:
  Acquisition of hotels for common stock                             $      -       $  16,457,401
  Issuance of common stock for debt                               $ 1,837,481           $       -


            See accompanying notes to interim condensed consolidated
                             financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB.

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

Results of Operations

Revenues
For the quarter ended September 30, 2001, the Company had no revenue. For the quarter ended September 30, 2000, the Company had revenue of $1,231,341. Revenue was from its hotel operations. The Company acquired 5 hotels in March 2000 and began managing the properties in the 2nd quarter of 2000.

For the nine months ended September 30, 2001, the Company had no revenue. For the nine months ended September 30, 2000, the Company had revenue of $3,160,871. Revenue was from investment banking services and hotel operations. The Company acquired 5 hotels in March 2000 and began managing the properties in the 2nd quarter of 2000.

Operating Expenses
For the quarter ended September 30, 2001, the Company had no operating expenses. For the quarter ended September 30, 2000, the Company had operating expenses of 1,445,627, general and administrative expenses of $286,781, selling expenses of $15,918, and depreciation expense of $1,340,770. The Company began operating hotels in the 2nd quarter 2000.

For the nine months ended September 30, 2001, the Company had operating expenses of $7,154. For the nine months ended September 30, 2000, the Company had operating expenses of $1,445,627, general and administrative expenses of $771,485, selling expenses of $143,839, and depreciation expense of $1,349,245.

Loss from Operations

The Company had no loss from operations for the quarter ended September 30, 2001 and a loss from operations of $1,857,755 for the three months ended September 30, 2000.

The Company had a loss from operations of $7,154 for the nine months ended September 30, 2001 as compared to a loss from operations of $549,325 for the nine months ended September 30, 2000.

Net Loss and Net Loss Per Share

The Company had no income or net income per share for the three months ended September 30, 2001 and a net loss of $1,969,082 and a net loss per share of $4.18 for the three months ended September 30, 2000.

The Company had a net loss of $(14,924) and net loss per share of $(0.01) for the nine months ended September 30, 2001 and a net loss of $(649,778) and a net loss per share of $(1.38) for the nine months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, the Company had negative working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

The Company's balance sheet as of September 30, 2001 reflects no assets and liabilities of $20,000.

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

Items 2, 3, 4 and 5 are inapplicable.

Item 6. Exhibits and Reports on Form 8-K

(a) An amended report on Form 8-K was filed during the three months ended September 30, 2001, relating to the dismissal of S.W. Hatfield as the Company's Certified Public Accountants.

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