Form 10KSB/A
period 2000-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2002-11-04
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

As of November 1, 2002 the issuer had 2,327,262 shares of common stock issued and outstanding.

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

For the year ended December 31, 2000, the Company recorded a loss on investments and other assets of $1,824,955 a decrease of $1,861,000 from a loss of investments and other assets of $3,685,955 for the year ended December 31, 1999. The loss on investments and other assets during the year 2000 was associated with the former chief executive officer taking the assets of Ameri-First Securities, Inc. resulting in a loss of $124,955, and deposits made in Company stock for acquisition that never closed resulting in a loss of $1,700,000.

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

The Company's loss from operations increased $14,866,901 or 212% from $7,017,381 for the year ended December 31, 1999 to $21,884,282 for the year ended December 31, 2000. The increased net loss resulted principally from operating expenses, depreciation expenses, settlement expenses and loss on repossessed assets.

Net loss increased from $7,145,507 for the year ended December 31, 1999 to $22,182,443 for the year ended December 31, 2000.

Net loss per share increased from $49.68 per share for the year ended December 31, 1999 to $52.98 per share for the year ended December 31, 2000.

As of December 31, 2000, the Company had an accumulated deficit of $31,405,608.

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

During the Registrant's relationship with S.W. Hatfield, there were no disagreements between the Registrant and S.W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no disagreements between the Registrant and S.W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures for the December 31, 1999 financial statements. Further, there have been no disagreements between the Registrant and the S.W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures for December 31, 1999 to the present.

On August 27, 2002, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001. During the two most recent fiscal years and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B, as well as either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

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

Name and Address(1)                   Shares Owned               Percentage
--------------------                 ---------------           -------------

Gary Bell                                80,000(2)                  3.4%

Keith Newton                             80,000(2)                  3.4%

C. Keith Wilkerson, II                   80,000(2)                  3.4%

Janaxral Desri                          268,000                    11.5%

Covenant Financial Corporation           80,000                     3.4%

Wilkerson Consulting                  1,337,160 (3)(4)             57.5%

Charles Wilkerson                     1,337,160 (4)                57.5%

Wickliffe Trust                       1,337,160                    57.5%

Executive Officers and Directors as     240,000                    10.3%
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

   Exhibits
     10.1(1) Exclusive Agency Agreement with Wilkerson Consulting
     10.2(1) Hotel/Motel Management Agreement with HMGT Corporation

(1)    Previously filed as exhibits to the Form 10-KSB filed on October 4, 2002.

   (b) Reports on Form 8-K
     March 23, 2000 - Acquisition of Itronics Communications Corporation by Ameri-First Financial Group, Inc. for $100,000 cash and 50,000 shares of restricted, unregistered shares of common stock of Ameri-First Financial Group, Inc.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November, 2002.

Dated: November 1, 2002                  AMERI-FIRST FINANCIAL GROUP, INC.


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

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Gary Bell                                               November 1, 2002
--------------------
Gary Bell
President and Director,
(Principal Executive Officer)


/s/ Keith D. Newton                                        November 1, 2002
--------------------
Keith D. Newton
Secretary, Treasurer and Director


/s/ C. Keith Wilkerson, II                                 November 1, 2002
---------------------
C. Keith Wilkerson, II
Vice President and Director

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