Form 10KSB
period 2001-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2002-12-24
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark one)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001

     TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-28453
                                                 -------

                        Ameri-First Financial Group, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                                 75-2610236
-----------------------                                 ------------------------
(State of incorporation)                                (IRS Employer ID Number)

            6060 N. Central Expressway, Ste. 560 #7, Dallas, TX 75206
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-2842
                           (Issuer's telephone number)



          Securities Registered under Section 12(b) of the Exchange Act

Title of each Class                    Name of Each Exchange on which Registered
      None                                               None

          Securities registered Under Section 12(g) of the Exchange Act
                        Common Stock, $0.00001 Par Value


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes NoX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of December 24, 2002 the issuer had 2,327,262 shares of common stock issued and outstanding.

PART 1

Item 1.           Description of the Business

Ameri-First Financial Group, Inc. (the "Company" or "Ameri-First") was incorporated in September 1996 in California. Ameri-First was engaged in providing private and publicly traded companies with investment banking services until early 2000. In March 2000, Ameri-First acquired 5 hotel properties and began managing and operating hotels. The hotels were foreclosed upon in December 2000 by a financial institution and Ameri-First now has no operations and is seeking acquisition or merger candidates.

Current management was elected in March 2001.

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

No matters were submitted to securities holders during the year ended December 31, 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock was traded in the National Association of Securities Dealers OTC Bulletin Board "OTCBB" under the symbol "AMFS". The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB.

                              Closing Bid                Closing Ask
                          High            Low         High         Low
1998
1st Quarter               6.25           5.625        6.25        5.625
2nd Quarter               4.25            2.50       4.875         2.50
3rd Quarter               3.00            1.25       3.125        1.505
4th Quarter               2.75            1.50        3.00        2.125

1999
1st Quarter               8.75          4.6875        8.75         5.00
2nd Quarter               8.75          4.6875        9.00        4.875
3rd Quarter               3.75           1.875        4.00         2.00
4th Quarter               3.90            .125        4.00          .25

2000
1st Quarter             5.3125            4.50       5.375         3.75

                                     Closing Price
                                 High             Low
2nd Quarter                      4.13             1.26
3rd Quarter                      1.81             1.09
4th Quarter                      1.44              .19
2001
Ist Quarter                       .21              .36
2nd Quarter                       .01              .24
3rd Quarter                      .125             .125
4th Quarter                      .001              .15

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of November 1, 2002, there were 240 shareholders of record of the Company's common stock.

The Company has never paid cash dividends. The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying and cash dividends in the foreseeable future.

The stock transactions below which occurred prior to January 2001 have been retroactively adjusted to reflect the 1 for 25 reverse stock split.

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

In March 2000, the Company issued 75,600 shares of common stock in connection with the acquisition of assets from Ameri-First Financial Securities, which transaction was valued at $945,045. In December 2000, the Company sold back the assets of Ameri-First Financial Securities to Jeffrey Bruteyn, the Company's former Chief Executive Officer, and received the common stock back and subsequently retired those shares. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

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

In September 2000, the Company issued 84,306 shares of common stock to various individuals in consideration for services rendered valued at $1,874,761. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipients had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

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

In September 2000, the Company issued 59,959 shares of common stock to Southeast International for deposits on property valued at $1,700,000. The Company never closed on such transaction. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In January 2001, the Company issued 1,000,000 shares of common stock in settlement of a note payable to Wilkerson Consulting, Inc. for $1,800,000 plus accrued interest. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In May 2001, the Company issued 715,393 to various individuals in consideration for consulting services valued at $7,154. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

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

Results of Operations, Liquidity and Capital Resources

Overview

The Company did not conduct any operations during the year ended December 31, 2001 and does not have any operations as of the date of this filing. The Company is seeking an acquisition or merger candidate.

Comparison of Operating Results For the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The Company's revenues decreased by $4,110,871 from $4,110,871 for the year ended December 31, 2000 to $0 for the year ended December 31, 2001. The decrease in revenues resulted from the Company conducting no operations during 2001 compared to operating five hotels during the year 2000.

Operating expenses, general and administrative expenses, and selling expenses decreased by $25,987,999 from $25,995,153 for the year ended December 31, 2000 to $7,154 for the year ended December 31, 2001. The decrease in operating expenses, general and administrative expenses and selling expenses was due to the Company not conducting operations in the year 2001 versus the following expenses incurred during the year 2000: operating expenses-$2,890,627; general and administrative expenses-$2,953,246; selling expenses-$163,839; depreciation expense-$2,690,655; loss on investments and other assets-$1,824,955; settlement expense-$1,800,000; and loss on repossessed assets-$13,671,831.

Depreciation expense decreased from $2,690,655 for the year ended December 31, 2000 to $0 for the year ended December 31, 2001. The decrease in depreciation was due to the lack of operations during the year 2001 compared to depreciation on the hotel properties and other property and equipment during the year 2000.

For the year ended December 31, 2001, the Company did not record a loss on investments and other assets as compared to a loss on investments and other assets of $1,824,955 for the year ended December 31, 2000. The loss on investments and other assets during the year 2000 was associated with the former chief executive officer taking the assets of Ameri-First Securities, Inc. resulting in a loss of $124,955, and deposits made in Company stock for acquisition that never closed resulting in a loss of $1,700,000.

Settlement expense was $1,800,000 for the year ended December 31, 2000 compared to settlement expense of $0 for the year ended December 31, 2001. The settlement expense was due to a settlement with Wilkerson Consulting whereby Wilkerson Consulting received a note for $1.8 million which note was later converted into 1,000,000 shares of Company common stock following the 1:25 reverse stock split resulting in Wilkerson Consulting becoming the Company's majority stockholder.

Loss on repossessed assets was $13,671,831 for the year ended December 31, 2000 compared to $0 for the year ended December 31, 2001. The loss on repossessed assets during 2000 was due to the foreclosure on the five hotels by a financial institution in December 2000.

The Company's loss from operations was $7,154 for the year ended December 31, 2001 as compared to a loss from operations of $21,884,282 for the year ended December 31, 2000. The net loss for 2000 resulted principally from operating expenses, depreciation expenses, settlement expenses and loss on repossessed assets.

Net loss was $14,924 for the year ended December 31, 2001 as compared to a net loss of $22,182,443 for the year ended December 31, 2000.

Net loss per share decreased from $52.98 per share for the year ended December 31, 2000 to $.01 per share for the year ended December 31, 2001.

As of December 31, 2001, the Company had an accumulated deficit of $31,420,532.

Liquidity and Capital Resources

For the year ended December 31, 2001, the Company did not generate positive cash flow as it had no operations.

As of December 31, 2001, the Company had no assets and a working capital deficit of $20,000.

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

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are listed below with information about their respective backgrounds.

Name                         Age          Position
-----                       -----        -----------
Gary Bell                    33           President and Director
Keith D. Newton              35           Secretary, Treasurer and Director
C. Keith Wilkerson, II       33           Vice President and Director

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

Item 10.  Executive Compensation

The Company currently pays no compensation to its officers and directors and has paid no compensation in any amount or of any kind to its executive officers or directors for the fiscal years ended December 31, 2001 and December 31, 2000. During the fiscal year ended December 31, 1999, the Company issued 150,000 shares to Jeffrey M. Gardiner, its Former President and Assistant Secretary, in consideration for services rendered.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following information table sets forth certain information regarding the Company's common stock owned on November 1, 2002 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group.

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

(4) Wilkerson Consulting is owned by Wickliffe Trust, of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson and Katherine Wilkerson are the beneficiaries.

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

The Company had a note payable with Wilkerson Consulting, of which Charles Wilkerson and Katherine Wilkerson are the beneficial owners, for $1,800,000. The note was received in settlement of amounts due Wilkerson Consulting, Inc. for management services with the hotels as well an amount due for a finders fee for the purchase of the hotels. The note was due on or before May 1, 2002. In January 2001, following a 1 for 25 reverse stock split, the Company issued 1,000,000 shares to Wilkerson Consulting in consideration for settling the note payable. Wilkerson Consulting became the majority shareholder of the Company upon completion of this transaction.

In January 2001, Wilkerson Consulting received 257,160 shares of Company common stock from Jeffrey Bruteyn, the Company's former chief executive officer, as part of a settlement agreement between the parties.

Hospitality Plus, a company owned by the Wickliffe Trust of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson and Katherine Wilkerson are the beneficiaries, has provided office space to the Company without charge.

Wilkerson Consulting is owned by Wickliffe Trust, of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson and Katherine Wilkerson are the beneficiaries, is paying the expenses of the Company on an as needed basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future, many of which may involve a conflict of interest.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Financial Statements and Exhibits

  Financial Statements: The following financial statements are submitted as part of this report:
                                                                       Page
     Report of Independent Certified Public Accountants                 F-2
     Balance Sheet - December 31, 2001                                  F-3
     Statements of Operations
       Years Ended December 31, 2001 and 2000                           F-5
     Statements of Changes in Shareholders' Equity
       Years Ended December 31, 2001 and 2000                           F-6
     Statements of Cash Flows
       Years Ended December 31, 2001 and 2000                           F-7
     Notes to Consolidated Financial Statements                         F-8

   Exhibits
     3.1(1) Articles of Amendment to the Articles of Incorporation
     10.1(1)  Exclusive Agency Agreement with Wilkerson Consulting
            10.2(1) Hotel/Motel Management Agreement with HMGT Corporation 103(1) Purchase Agreement with VIPS

   (1) Previously filed as an exhibit to the Form 10-KSB filed on October 4, 2002.

   (b) Reports on Form 8-K
     On July 11, 2001, we filed a Form 8-K relating to the resignation of S.W. Hatfield, Certified Public Accountant, as our auditor.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of December, 2002.

Dated: December 24, 2002                     AMERI-FIRST FINANCIAL GROUP, INC.

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

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Gary Bell                                                December 24, 2002
-------------
Gary Bell
President and Director,
(Principal Executive Officer)

/s/ Keith D. Newton                                         December 24, 2002
-------------------
Keith D. Newton
Secretary, Treasurer and Director

/s/ C. Keith Wilkerson, II                                  December 24, 2002

C. Keith Wilkerson, II
-----------------------
Vice President and Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Ameri-First Financial Group, Inc.
  Dallas, Texas

We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


October 28, 2002

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2001



Assets                                                        $   -
                                                        ============



         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $ 20,000
                                                        ------------
    Total current liabilities                                20,000
                                                        ------------

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.00001 par value, 25,000,000 shares
  Authorized, 2,327,262 shares issued and outstanding            23
Additional paid in capital                               31,400,509
Accumulated deficit                                     (31,420,532)
                                                        ------------
  Total Stockholders' Equity (Deficit)                      (20,000)
                                                        ------------

                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   -
                                                        ============

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000


                                               2001               2000
                                            -------------    ----------------
Revenues                                           $   -          $4,110,871

Operating Expenses:
  Operating expenses                                   -           2,890,627
  General and administrative                       7,154           2,953,246
  Selling expenses                                     -             163,839
  Depreciation expense                                 -           2,690,655
  Loss on investments and other assets                 -           1,824,955
  Settlement expense                                   -           1,800,000
  Loss on repossessed assets                           -          13,671,831
                                            -------------    ----------------
                                                   7,154          25,995,153
                                            -------------    ----------------

Loss from operations                               (7,154)       (21,884,282)

Other income (expense):
  Other income                                         -              55,781
  Interest expense                                 (7,770)          (391,364)
  Interest income                                      -              37,422
                                            -------------    ----------------
                                                   (7,770)          (298,161)
                                            -------------    ----------------

Net loss                                        $ (14,924)      $(22,182,443)
                                            =============    ================

Net loss per share:
  Net loss basic and diluted                      $ (0.01)          $ (52.98)
                                            =============    ================

Weighted average shares outstanding:
  Basic and diluted                            2,007,870             418,726
                                            =============    ================

                        AMERI-FIRST FINANCIAL GROUP, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2001 and 2000


                                                              Additional paid
                               Common stock               in capital             Accum.
                                                                                Deficit               Total
                         ---------------------------  -------------------  -------------------
                            Shares         Amount
                         --------------  -----------  -------------------  -------------------  ------------------

Balances,
  December 31, 1999           188,245          $ 2           $7,589,680          $ (9,223,165)        $(1,633,483)

Issuance of common stock
  in connection with
  reverse merger                2,000            -                   50                    -                  50

Issuance of common stock
  for services                 84,306            1            1,874,760                    -           1,874,761

Issuance of common stock
  in connection with
  acquisition of assets        75,600            1              945,044                    -             945,045

Issuance of common stock
  in connection with
  acquisition of 5 hotels     180,000            2           16,457,399                    -          16,457,401

Issuance of common stock
  for payment of debt          97,360            1            1,672,829                    -           1,672,830

Issuance of common stock
  for deposits on
  property                     59,959            -            1,700,000                    -           1,700,000

Common stock received in
  connection with sale of
  assets back to former
  CEO and retired              (75,600)          (1)            (945,044)                  -             (945,045)

Expenses paid by
  Shareholders                      -            -              261,173                    -             261,173

Net loss                            -            -                    -           (22,182,443)        (23,127,488)
                         --------------  -----------  -------------------  -------------------  ------------------

Balances,
  December 31, 2000           611,870            6           29,555,891           (31,405,608)         (1,849,711)

Issuance of common stock
  for promissory note       1,000,000           10            1,837,471                    -           1,837,481

Issuance of common stock
  for services                715,393            7                7,147                    -               7,154

Net loss                            -            -                    -               (14,924)            (14,924)
                         --------------  -----------  -------------------  -------------------  ------------------

Balances,
  December 31, 2001         2,327,262         $ 23         $ 31,400,509          $(31,420,532)          $ (20,000)
                         ==============  ===========  ===================  ===================  ==================


                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                            2001                   2000
                                                       ----------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (14,924)         $(22,182,443)
Adjustments to reconcile net deficit to cash
  used by operating activities:
    Depreciation and amortization                                 -             2,690,655
    Common stock issued for services                          7,154             1,874,761
    Non-cash interest expense                                  7,770                     -
    Loss on repossessed assets and investments                    -             15,496,786
    Expenses paid by shareholder                                  -               261,173
    Settlement expenses                                           -             1,800,000
Net change in:
  Prepaid assets and other                                        -                112,938
  Accounts payable and accrued expenses                           -               (149,493)
                                                      --------------    ------------------

CASH FLOWS USED IN OPERATING ACTIVITIES                           -                (95,623)
                                                      --------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                    -                 95,427
  Capital expenditures                                            -            (22,023,250)
                                                      --------------    ------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                      -            (21,927,823)
                                                      --------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                       -            22,023,250
Sale of common stock, net                                         -                     -
                                                      --------------    ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                       -            22,023,250
                                                      --------------    ------------------

NET INCREASE (DECREASE) IN CASH                                   -                   (196)
Cash, beg. of period                                              -                    196
                                                      --------------    ------------------
Cash, end of period                                           $   -                  $   -
                                                      ==============    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                   -                     -
  Income taxes paid                                               -                     -

NONCASH TRANSACTIONS:
Acquisition of hotels for common stock                            -          $ 16,457,401
Acquisition of investments for common stock             $ 1,837,481               945,045
Issuance of common stock for debt                                 -             1,672,830
Loss on foreclosure of hotel properties and
  settlement of mortgage note payable to a
  financial institution                                           -            13,671,831



                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Ameri-First Financial Group, Inc. ("Ameri-First") was incorporated in September 1996 in California. Ameri-First was engaged in providing private and publicly traded companies with investment banking services until early 2000. In March 2000, Ameri-First acquired 5 hotel properties and began managing and operating hotels. The hotels were foreclosed upon in December 2000 by a financial institution and Ameri-First now has no operations and is seeking acquisition or merger candidates.

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


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Ameri-First has incurred losses totaling $14,924 and $22,182,443 for the years ended December 31, 2001 and 2000, respectively and had a capital deficit of $20,000 at December 31, 2001. Because of these losses, Ameri-First will require additional working capital to develop business operations.

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

These conditions raise substantial doubt about the Ameri-First's ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts or the amount and classification of liabilities that might be necessary should Ameri-First be unable to continue as a going concern.

NOTE 3 - LOSS ON FORECLOSURE

In December 2000, a financial institution foreclosed upon the 5 hotel properties that were in default. Ameri-First had failed to make the payments. In connection with the foreclosure Ameri-First recorded a loss of $13,671,831 for the year ended December 31, 2000. Ameri-First has no remaining assets or operations as of December 31, 2000.

NOTE 4 - LONG-TERM DEBT

Ameri-First had a note payable to Wilkerson Consulting, Inc. for $1,800,000. The note was unsecured and bore interest at 10%. The note was due May 1, 2002. The note was received in settlement of amounts due Wilkerson Consulting, Inc. for management services with the hotels as well as an amount due for a finders fee for the purchase of the hotels. The note was payable in monthly installments of $108,103 including accrued interest. No payments were made on this note. In connection with the issuance of the note payable Ameri-First recorded a settlement expense of $1,800,000 for the year ended December 31, 2000.

The note payable was settled in January 2001 for the issuance of 1,000,000 shares of common stock. Prior to this issuance the Board of Directors authorized a 1 for 25 reverse stock split in January 2001. As a result, Wilkerson Consulting, Inc. became the majority shareholder of Ameri-First.

Ameri-First had a mortgage note payable to a financial institution that was secured by 5 hotel properties. Ameri-First was delinquent on its payments and the properties were foreclosed upon in December 2000. A loss of $13,671,831 was recorded in connection with the foreclosure.


NOTE 5 - INCOME TAXES

For the period from inception through December 31, 2001, Ameri-First has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $29,620,000 at December 31, 2001, and will expire in the years 2013 through 2021.

Deferred income taxes consist of the following at December 31,:

                                                           2001
                                                        --------------
    Long-term:
      Deferred tax assets                                 $10,071,000
      Valuation allowance                                 (10,071,000)
                                                        --------------
                                                               $   -
                                                        ==============

In January 2001, Ameri-First had a change in ownership, which has resulted in Ameri-First's net operating loss carryforwards being subject to certain utilization limitations in the future.

NOTE 6 - STOCKHOLDERS EQUITY

Common Stock:

In May 2001, Ameri-First issued 715,393 shares of common stock for consulting services valued at $7,154 or the fair value of the services provided.

In January 2001, Ameri-First issued of 1,000,000 shares of common stock in settlement of a note payable to Wilkerson Consulting, Inc. for $1,800,000 plus accrued interest. Prior to this issuance the Board of Directors authorized a 1 for 25 reverse stock split in January 2001. As a result, Wilkerson Consulting, Inc. became the majority shareholder of Ameri-First.

In September 2000, Ameri-First issued 84,306 shares of common stock for consulting services valued at $1,874,761 or the fair value of the services provided.

In September 2000, Ameri-First issued 59,959 shares of common stock as a deposit for 2 property acquisitions valued at $1,700,000 or the market price at the date of the deposit. Ameri-First never closed on either of the transactions and recorded the amount as a loss.

In September 2000, Ameri-First issued 97,360 shares of common stock for shareholder debt including accrued interest of $1,672,830.

In June 2000, Ameri-First issued 180,000 shares of common stock in connection with the acquisition of 5 hotel. See Note 3 for more discussion on the acquisition.

In March 2000, Ameri-First issued 50,000 shares of common stock in connection with the reverse merger with Itronics.

In March 2000, Ameri-First acquired the assets of Ameri-First Securities, Inc. for 75,600 shares of common stock or $945,045. In December 2000, Ameri-First sold back the assets to Jeffrey Bruteyn, the former CEO, and received the common stock back and subsequently retired those shares. Ameri-First recorded a loss of $124,955 on the transaction.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - CONSULTING AGREEMENT

Ameri-First agreed to pay Wilkerson Consulting, Inc. 2% of the purchase price of hotel acquisitions in cash and 2% in common stock. Also, HMGT Management Corporation would manage each property owned by Ameri-First. Ameri-First never paid the fees due under this agreement and satisfied the obligation by issuing a promissory note for $1,800,000, which was converted to a majority ownership in January 2001. See Note 4.