Form 10QSB
period 2002-03-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                        Commission File Number: 000-28453


                        Ameri-First Financial Group, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                75-2610236
(State of incorporation)                                (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

          6060 North Central Expressway, Suite 560-#7, Dallas, TX 75206
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 22, 2007: 5,054,422

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation           8

  Item 3 Controls and Procedures                                            10

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                  11

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds        11

  Item 3 Defaults Upon Senior Securities                                    11

  Item 4 Submission of Matters to a Vote of Security Holders                11

  Item 5 Other Information                                                  11

  Item 6 Exhibits                                                           11

SIGNATURES                                                                  11

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                 March 31, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
TOTAL CURRENT ASSETS                                               $         --
                                                                   ------------

      TOTAL ASSETS                                                 $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $     20,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                          20,000
                                                                   ------------
TOTAL LIABILITIES                                                        20,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
   25,000,000 shares authorized
   2,327,262 shares issued and outstanding                                   23
  Additional paid-in capital                                         31,400,509
  Accumulated deficit                                               (31,420,532)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                       (20,000)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENT                $         --
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2002 and 2001
                                   (UNAUDITED)

                                                   2002               2001
                                                ----------         ----------

REVENUES                                        $       --          $       --
                                                ----------          ----------

EXPENSES
   General and administrative expenses                  --                  --
   Interest expense                                     --               7,770
                                                ----------          ----------

      Total expenses                                    --               7,770
                                                ----------          ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  --              (7,770)

PROVISION FOR INCOME TAXES                              --                  --
                                                ----------          ----------

NET LOSS                                                --              (7,770)

OTHER COMPREHENSIVE INCOME                              --                  --
                                                ----------          ----------

COMPREHENSIVE LOSS                              $       --          $   (7,770)
                                                ==========          ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                               nil          $    (0.01)
                                                ==========          ==========
Weighted-average number of shares
 outstanding - basic and fully diluted           2,327,262           1,389,614
                                                ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001
                                   (UNAUDITED)

                                                                              2002              2001
                                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                  $     --          $ (7,770)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Common stock issued in payment of interest and operating expenses           --             7,770
                                                                            --------          --------

NET CASH USED IN OPERATING ACTIVITIES                                             --                --
                                                                            --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES                                              --                --
                                                                            --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES                                              --                --
                                                                            --------          --------


INCREASE (DECREASE) IN CASH                                                       --                --

Cash at beginning of period                                                       --                --
                                                                            --------          --------

CASH AT END OF PERIOD                                                       $     --          $     --
                                                                            ========          ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                                $     --          $     --
                                                                            ========          ========
  Income taxes paid for the year                                            $     --          $     --
                                                                            ========          ========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On March 22, 2000, pursuant to the closing of an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Ameri-First Financial Group, Inc. (AFFG), a Nevada corporation,, effected a change in control of Itronics Communications Corporation, which was incorporated on August 22, 1995 under the laws of the State of Delaware.

The closing under the Reorganization Agreement consisted of a stock for stock exchange in which Itronics Communications Corporation acquired all of the issued and outstanding common stock of AFFG in exchange for the issuance of 9,386,116 shares of its common stock. As a result of this transaction, Itronics Communications Corporation became a wholly-owned subsidiary of AFFG.

The Reorganization was approved by the unanimous consent of the Board of Directors of Ameri-First Financial Group on March 20, 2000. The Reorganization qualified as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Prior to the Agreement, Ameri-First Financial Group had 9,386,116 shares of common stock issued and outstanding. Following the Agreement, Ameri-First had 9,436,116 shares of common stock outstanding. Ameri-First Financial Group, formerly known as Tahoe Pacific Corporation and Pacific Holdings, Inc., was incorporated in the State of Nevada on September 27, 1996. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Ameri-First Financial Group became the successor issuer to Itronics Communications Corporation, Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 22, 2000.

For periods prior to 2000, the Company participated in numerous unsuccessful ventures and corporate name changes, as discussed in greater detail in previous Form 10-KSB filings.

In March 2000, Ameri-First acquired 5 hotel properties and began managing and operating hotels. These hotel properties were foreclosed upon in December 2000. Since December 2000, the Company has had no assets or operating activities.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

NOTE 3 - SUBSEQUENT EVENT

On January 18, 2005, the Company and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase $740,000 in outstanding debt against AMFG held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000. The note payable to shareholder remains outstanding as of February 2007.

The purchase price was placed in the escrow account of Wilkerson's attorneys pending completion of the following conditions precedent: (i) Receipt of a Good Standing Certificate from the State of Delaware regarding AMFG; (ii) Completion of GAAP audits and tax returns of AMFG for calendar years 2002 and 2003; (iii) Affidavit from the Board of Directors of AMFG that there are no additional outstanding debts or demands from either regulatory groups, debtors, or stockholders; (iv) Receipt of a tax lien and judgment search on AMFG showing no liens or judgments; and (v) Receipt of resignations from the Board of Directors and all officers of AMFG and the appointment of Glenn Little to the Board of Directors.

Certain events were not completed within 120 days of the date of the agreement plus an extension of time, consequently, the officers and directors of the Company resigned and the Company appointed Little as the sole officer and director of the Company. On November 2, 2005, Wilkerson delivered the required corporate resolution to effect the transfer of Wilkerson's shares to Little.

On January 2, 2006, Little waived the failure of the completion of conditions precedent and accepted his appointment as an officer and director of the Registrant and deemed the transaction closed as of that date.

NOTE PAYABLE TO SHAREHOLDER:
On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2002 and 2001, respectively.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had negative working capital of approximately $20,000 and $20,000 respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(3) LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During Calendar 2001, the Company issued an aggregate 1,715,393 shares for the payment of interest and for financial consulting services to various individuals. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1934, as amended. No Underwriter was used in these transactions.

Proceeds were used for general corporate purposes.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERI-FIRST FINANCIAL GROUP, INC.


Dated: February 22, 2007                     /s/ Glenn Little
       -----------------                     -----------------------------------
                                                                    Glenn Little
                                                                      President,
                                                        Chief Executive Officer,
                                                         Chief Financial Officer
                                                                    and Director