Form 10QSB
period 2002-06-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2002

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

                     211 West Wall Street, Midland, TX 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

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

                        AMERI-FIRST FINANCIAL GROUP, INC.

                 Form 10-QSB for the Quarter ended June 30, 2002

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                  June 30, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
TOTAL CURRENT ASSETS                                               $         --
                                                                   ------------
      TOTAL ASSETS                                                 $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $     20,000
                                                                   ------------

      TOTAL LIABILITIES                                                  20,000
                                                                   ------------

COMMITMENTS


SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    2,327,262 shares issued and outstanding                                  23
   Additional paid-in capital                                        31,400,509
   Accumulated deficit                                              (31,420,532)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                       (20,000)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and three months ended June 30, 2002 and 2001
                                   (UNAUDITED)

                                            Six months      Six months      Three months    Three months
                                              ended           ended            ended           ended
                                             June 30,        June 30,         June 30,        June 30,
                                               2002            2001             2002            2001
                                            ----------      ----------       ----------      ----------
REVENUES                                    $       --      $       --       $       --      $       --
                                            ----------      ----------       ----------      ----------
EXPENSES
   General and administrative expenses              --           7,154               --           7,154
   Interest expense                                 --           7,770               --              --
                                            ----------      ----------       ----------      ----------

      Total expenses                                --          14,924               --           7,154
                                            ----------      ----------       ----------      ----------

LOSS BEFORE PROVISION FOR INCOME TAXES              --         (14,924)              --          (7,154)

PROVISION FOR INCOME TAXES                          --              --               --              --
                                            ----------      ----------       ----------      ----------

NET LOSS                                            --         (14,924)              --          (7,154)

OTHER COMPREHENSIVE INCOME                          --              --               --              --
                                            ----------      ----------       ----------      ----------

COMPREHENSIVE LOSS                          $       --      $  (14,924)      $       --      $   (7,154)
                                            ==========      ==========       ==========      ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                           nil      $    (0.01)             nil             nil
                                            ==========      ==========       ==========      ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       2,327,262       2,327,262        2,327,262       2,327,262
                                            ==========      ==========       ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2002 and 2001
                                   (UNAUDITED)

                                                                                   2002                2001
                                                                                ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $       --          $  (14,924)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Common stock issued in payment of interest and operating expenses                  --              14,924
                                                                                ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                                   --                  --
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    --                  --
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                    --                  --
                                                                                ----------          ----------


INCREASE (DECREASE) IN CASH                                                             --                  --

Cash at beginning of period                                                             --                  --
                                                                                ----------          ----------

CASH AT END OF PERIOD                                                           $       --          $       --
                                                                                ==========          ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                                    $       --          $       --
                                                                                ==========          ==========
  Income taxes paid for the year                                                $       --          $       --
                                                                                ==========          ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued in satisfaction of debt                                   $       --          $1,837,481
                                                                                ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

NOTE 3 - SUBSEQUENT EVENTS

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

NOTE PAYABLE TO SHAREHOLDER:
On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bears interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2002 and 2001 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2002 and 2001, respectively, the Company had negative working capital of approximately 20,000 and $20,000, respectively.

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

                                               AMERI-FIRST FINANCIAL GROUP, INC.


Dated: February 22, 2007                       /s/ Glenn Little
       -----------------                       --------------------------------
                                                                   Glenn Little
                                                                     President,
                                                       Chief Executive Officer,
                                                       Chief Financial Officer,
                                                                   and Director