Form 10QSB
period 2002-09-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2002

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

                       AMERI-FIRST FINANCIAL GROUP, INC.

              Form 10-QSB for the Quarter ended September 30, 2002

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                               September 30, 2002
                                   (UNAUDITED)


                                     ASSETS

TOTAL CURRENT ASSETS                                               $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $     20,000
  Accrued interest payable to shareholder                                 7,420
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 767,420
                                                                   ------------


COMMITMENTS


SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    2,327,262 shares issued and outstanding                                  23
   Additional paid-in capital                                        31,400,509
   Accumulated deficit                                              (32,167,952)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (767,420)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and three months ended September 30, 2002 and 2001
                                   (UNAUDITED)

                                                Nine months       Nine months      Three months      Three months
                                                  ended             ended             ended             ended
                                               September 30,     September 30,     September 30,     September 30,
                                                   2002              2001              2002              2001
                                                -----------       -----------       -----------       -----------
REVENUES                                        $        --       $        --       $        --       $        --
                                                -----------       -----------       -----------       -----------
EXPENSES
   General and administrative expenses                   --             7,154                --                --
   Consulting fees to shareholder                   740,000                --           740,000                --
   Interest expense                                   7,420             7,770             7,420                --
                                                -----------       -----------       -----------       -----------

      Total expenses                                747,420            14,924           747,420                --
                                                -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (747,420)          (14,924)         (747,420)               --

PROVISION FOR INCOME TAXES                               --                --                --                --
                                                -----------       -----------       -----------       -----------

NET LOSS                                           (747,420)          (14,924)         (747,420)               --

OTHER COMPREHENSIVE INCOME                               --                --                --                --
                                                -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                              $  (747,420)      $   (14,924)      $  (747,420)      $        --
                                                ===========       ===========       ===========       ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                        $     (0.32)      $     (0.01)      $     (0.32)              nil
                                                ===========       ===========       ===========       ===========
Weighted-average number of shares
 outstanding - basic and fully diluted            2,327,262         2,327,262         2,327,262         2,327,262
                                                ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2002 and 2001
                                   (UNAUDITED)

                                                                              Nine months          Nine months
                                                                                ended                ended
                                                                             September 30,        September 30
                                                                                 2002                 2001
                                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                    $  (747,420)         $   (14,924)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Operating expense settled with issuance of note payable to stockholder       740,000                   --
     Operating expense paid with common stock                                          --               14,924
     Increase (Decrease) in accrued interest payable                                7,420                   --
                                                                              -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                                  --                   --
                                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   --                   --
                                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                   --                   --
                                                                              -----------          -----------

INCREASE (DECREASE) IN CASH                                                            --                   --

Cash at beginning of period                                                            --                   --
                                                                              -----------          -----------

CASH AT END OF PERIOD                                                         $        --          $        --
                                                                              ===========          ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                                 $        --          $        --
                                                                              ===========          ===========
   Income taxes paid for the year                                             $        --          $        --
                                                                              ===========          ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Common stock issued in satisfaction of debt                                $        --          $ 1,837,481
                                                                              ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


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

NOTE 3 - NOTE PAYABLE

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

NOTE 4 - SUBSEQUENT EVENT

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2002 and 2001 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended September 30, 2002 and 2001 was $(0.32) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2002 and 2001, respectively, the Company had negative working capital of approximately $767,420 and $20,000, respectively.

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