Form 10KSB
period 2002-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2002

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


      Securities registered under Section 12 (b) of the Exchange Act - None

         Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock - $0.00001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 22, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of February 22, 2007 there were 5,054,422 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                             3
Item 2   Description of Property                                            17
Item 3   Legal Proceedings                                                  17
Item 4   Submission of Matters to a Vote of Security Holders                17

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                           17
Item 6   Management's Discussion and Analysis or Plan of Operation          18
Item 7   Financial Statements                                               20
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                           21
Item 8A  Controls and Procedures                                            21

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 21
Item 10  Executive Compensation                                             23
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   24
Item 12  Certain Relationships and Related Transactions                     24
Item 13  Exhibits and Reports on 8-K                                        24
Item 14  Principal Accountant Fees and Services                             25

SIGNATURES                                                                  25

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

On March 22, 2000, a change in control of Itronics Communications Corporation occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Ameri-First Financial Group, Inc. (AFFG), a Nevada corporation.

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

Prior to the Agreement, Ameri-First Financial Group had 9,386,116 shares of common stock issued and outstanding. Following the Agreement, Registrant had 9,436,116 shares of common stock outstanding. Ameri-First Financial Group, formerly known as Tahoe Pacific Corporation and Pacific Holdings, Inc., was incorporated in the State of Nevada on September 27, 1996. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Ameri-First Financial Group became the successor issuer to Itronics Communications Corporation, Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 22, 2000.

A copy of the Agreement was filed as an exhibit to a Current Report on Form 8-K filed on March 23, 2000 and is incorporated in its entirety herein. The foregoing description is modified by such reference.

For periods prior to 2000, the Company participated in numerous unsuccessful ventures and corporate name changes, as discussed in greater detail in previous Form 10-KSB filings.

The use of "Ameri-First Financial Group, Inc." in this filing refers to the operations of all entities, past and present, as the original Ameri-First Financial Group, Inc. is the historical accounting entity since it's initial inception and may be referred to as "Registrant"..

In anticipation of acquiring certain assets of Ameri-First Financial Corporation on January 10, 2000, the Company changed its name to Amer-First Financial Group, Inc. On February 7, 2000, the Company acquired Ameri-First Financial Corporation for what was then 4,500,000 shares of its Common Stock.

In approximately May 2000, the former management of the Registrant determined that it would be in the best interest of the Registrant for it to become a hotel owner for investment purposes. The Registrant began negotiations with HMGT Management Corporation, a Delaware corporation engaged in the management of hotels, and Wilkerson Consulting, Inc., a Nevada corporation, acting as an acquisition agent for parties desiring to purchase hotels. The principals of the aforementioned corporations are as follows:

     HMGT Management Corporation (subsequently merged into Homegate Corporation which later changed its name to Covenant Financial Corporation):
       Gary W. Bell,                      President/Director
       C. Keith Wilkerson II,             Vice-President/Director
       Keith Newton                       Secretary/Treasurer/Director
       Majority owned (84%) by Wilkerson Consulting, Inc., of which Charles Wilkerson is the beneficial owner.

     Wilkerson Consulting, Inc.
       Charles K. Wilkerson               President/Secretary/Treasurer/Director
       Kathy Wilkerson                    Vice-President
       Wholly owned by the Wickliffe Trust

     Wickliffe Trust
       C. Keith Wilkerson II              Trustee
       Charles K. Wilkerson               Primary Beneficiary

Following the negotiations with HMGT Management Corporation and Wilkerson Consulting, Inc., two separate agreements were reached to facilitate the Registrant's investment in hotel properties. On June 9, 2000, the Registrant entered into an Exclusive Agency Agreement with Wilkerson Consulting, Inc. The pertinent terms of the Exclusive Agency Agreement were as follows:

     1. The Registrant had a five day right of first refusal to (a) purchase any hotel or motel to be sold by an entity that is owned by, controlled by, or associated with Charles K. Wilkerson, and (b) purchase any hotel or motel placed under contract by Charles K. Wilkerson or any entity that is owned by, controlled by, or associated with Charles K. Wilkerson; and
     2. For all hotels and motels purchased by the Registrant, a consulting fee would be paid to Wilkerson Consulting, Inc. as set forth below: a) 2% of the purchase price of the property in cash; and b) Common stock of the Registrant (restricted under Rule 144) equal in value to 2% of the purchase price of property, with the value of the stock to be based on the published "BID" price of the Registrant's stock as of the day prior to closing of the property.

On June 15, 2000, the Registrant entered into a Hotel/Motel Management Agreement with HMGT Management Corporation. Under the terms of the Hotel/Motel Management Agreement, HMGT Management Corporation would manage all hotels owned by the Registrant, or its subsidiaries, in the future and would be paid a percentage of the gross revenue received by the hotels.

ACQUISITION OF FIVE (5) HOMEGATE HOTELS

On June 28, 2000, Ameri-First Holdings, Inc. (a wholly-owned subsidiary of the Registrant) closed the purchase of five (5) hotels from VPS I, L.P., a Delaware limited partnership. The hotels were located in Irving, Texas (one hotel), San Antonio, Texas (two hotels), Amarillo, Texas (one hotel) and El Paso, Texas (one hotel). VPS I, L.P. is a limited partnership having HMGT Properties, Inc. as its general partner and AQW Corporation as its limited partner. The principals of the aforementioned entities were as follows:

     HMGT Properties, Inc., a Texas corporation
       Gary W. Bell                  President/Director
       C.Keith Wilkerson II          Vice-President/Secretary/Treasurer/Director
       Wholly owned by Amerand Corporation

     AQW Corporation, a Texas corporation
       Gary W. Bell                  President/Director
       C.Keith Wilkerson II          Vice-President/Secretary/Treasurer/Director
       Wholly owned by Amerand Corporation

     Amerand Corporation, a Delaware corporation
       Gary W. Bell                  President/Director
       Charles K. Wilkerson          Vice-President/Director
       Owned 50% by Gary W. Bell and 50% by Wickliffe Trust

The purchase price of the five hotels was $34,000,000. The Registrant paid the price by (a) assuming approximately $17,600,000 in debt secured by all five hotels, (b) the issuance of 4,500,000 shares of the common stock, restricted by Rule 144, of the Registrant, and (c) the payment of $250,000 in cash. In addition, the Registrant purchased the accounts receivable by transferring 66,000 free trading shares of Integrated Technology Group, Inc. (ITGI) to VPS I, L.P. The price of the hotels was determined by prior management to be an accurate valuation of the property based on VPS I, L.P.'s asking price and the information provided by the VPS I, L.P. In connection with the purchase of these hotels, the Company issued 4,500,000 shares of Company common stock and paid $250,000 to VPS I, L.P., but the debt was not paid and the shares of Integrated Technology Group, Inc. were never transferred.

Pursuant to the Exclusive Agency Agreement with Wilkerson Consulting, Inc., the aforementioned purchase obligated the Registrant to pay Wilkerson Consulting, Inc. $1,360,000 ($680,000 in cash, $680,000 in stock). As payment for this obligation, and for pre-payment of future obligations, the Registrant and Wilkerson Consulting, Inc. entered into a Stock Purchase Agreement wherein the Registrant agreed to re-purchase 800,000 shares of the common stock of the Registrant at a price of $2.00 per share. The shares were to be owned by Wilkerson Consulting, Inc. pursuant to payments made under the Exclusive Agency Agreement. No payments were made to Wilkerson Consulting and no shares of stock were issued to Wilkerson Consulting pursuant to the above mentioned agreement. Wilkerson Consulting received a note for $1,800,000 from the Company in consideration for amounts due Wilkerson Consulting for management fees in connection with managing the five hotels as well as finders fees associated with the acquisitions of such hotels. The note was settled in January 2001 for the issuance of 1,000,000 shares of Company common stock.

Prior to this issuance of Company common stock, the Company affected a 1 for 25 reverse stock split.

In  2000,  subsequent  to  the  execution  of  the  Settlement  Agreement,   the
Registrant, its then subsidiaries and prior management failed and refused to make the required payments under the terms of the Promissory Note. The five (5) hotels previously owned by the Registrant were managed and owned by The Tour Group, Inc. whose principals are listed below:

     The Tour Group, Inc.
       Gary W. Bell                  President/Director
       C. Keith Wilkerson II         Vice-President/Secretary/Director
       Owned 50% by Gary W. Bell and 50% by C. Keith Wilkerson II

The five Homegate hotels have been foreclosed upon.

In December 2000, the Registrant, by and through its former president, Jeffrey Bruteyn, informed the principals of The Tour Group, Inc. and Wilkerson Consulting, Inc. that there was no money to perform an audit or to do the necessary work to comply with the disclosure requirements for a public company. Therefore, in the interest of itself as a shareholder, and in the interest of the other shareholders, Wilkerson Consulting, Inc. proposed an additional settlement agreement. The Registrant agreed to enter into a series of agreements wherein the following would take place:

     1. The Registrant would perform a 1-for-25 reverse split of its common stock;
     2. Wilkerson Consulting, Inc. would be issued 1,000,000 post-reverse split shares of the Registrant's common stock in exchange for releasing the Registrant from its liability on the Promissory Note ($1,800,000) effectuated to settle the aforementioned lawsuit;
     3. That the then-current officers and directors of the Registrant would resign; and
     4. Given that the securities subsidiary, Ameri-First Securities, Inc., was losing money and in danger of defaulting on its net capital requirements, it was in the best interest of the Registrant to sell the subsidiary to Jeffrey Bruteyn. Therefore, the Registrant entered into an agreement wherein the stock of Ameri-First Securities, Inc. was transferred to Jeffrey Bruteyn for $10.00 and an agreement of Jeffrey Bruteyn to indemnify the Registrant from any liabilities arising from the operation of Ameri-First Securities, Inc. The above agreements were signed to be effective as of December 22, 2000. New management was elected in March 2001.

Concurrent with the above transaction, the Company dissolved and abandoned all subsidiary entities.

On January 18, 2005, Registrant ("AMFG") and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase $740,000 in outstanding debt against AMFG held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000.

The purchase price was placed in the escrow account of Wilkerson's attorneys pending completion of the following conditions precedent.

     1. Receipt of a Good Standing Certificate from the State of Delaware regarding AMFG;
     2. Completion of GAAP audits and tax returns of AMFG for calendar years 2002 and 2003;
     3. Affidavit from the Board of Directors of AMFG that there are no additional outstanding debts or demands from either regulatory groups, debtors, or stockholders;
     4. Receipt of a tax lien and judgment search on AMFG showing no liens or judgments; and
     5. Receipt of resignations from the Board of Directors and all officers of AMFG and the appointment of Glenn Little to the Board of Directors.

In the event such conditions were not completed within 120 days of the date of the agreement, the $60,000 purchase price was to be returned to Little and the transaction terminated. A closing of the transaction was scheduled on May 5, 2005. At the Closing, Little was advised that the conditions precedent for the Closing regarding the GAAP audits and tax returns had not been completed. At the request of Wilkerson's legal counsel, Little granted an extension of time for completion of the conditions precedent.

Despite their failure to complete the GAAP Audits and tax returns as required, the officers and directors of the Company delivered their resignations and the appointment of Little as the sole officer and director of AMFG. On November 2, 2005, Wilkerson delivered the required corporate resolution to effect the transfer of Wilkerson's shares to Little.

Notwithstanding the resignations of the officers and directors of AMFG and their unilateral appointment of Little as the sole officer and director of AMFG and the eventual delivery to Little by Wilkerson of the required resolutions to transfer Wilkerson's stock into Little's name, Little did not deem the transaction closed due to the failure of Wilkerson and AMFG to fulfill the conditions precedent relating to the audit and tax returns.

On January 2, 2006, Little waived the failure of the completion of conditions precedent and accepted his appointment as an officer and director of the Registrant and deemed the transaction closed as of that date.

The  Company's   equity   securities  have  no  current  trading  symbol  and  ,
accordingly, the Company's equity securities do not have posted quotations.

The Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     * Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     * The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     * Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     *    The extent to which the business opportunity can be advanced;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     * The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since 2000. All business efforts since our inception have been unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. These will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

ONLY ONE DIRECTOR AND OFFICER

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the Company's President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Little anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Little. The loss of the services of Mr. Little would adversely affect development of the Company's business and its likelihood of continuing operations.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its sole officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 business days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

NO PUBLIC MARKET EXISTS

There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Moreover, many lending institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES

Of the 2,327,262 presently issued and outstanding shares of the Company's stock, as of December 31, 2002, 1,715,392 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

BLUE SKY CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the

Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter .

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's equity securities has no current trading symbol and , accordingly, the Company's equity securities do not currently have posted quotations.

In prior periods, the Company's common stock was traded in the National Association of Securities Dealers (NASD) OTC Bulletin Board (OTCBB) under the symbol "AMFS". The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB:

                                               High             Low
                                               ----             ---
YEAR ENDED DECEMBER 31, 2000
   1st Quarter                                 5.3125           3.75
   2nd Quarter                                 4.13             1.26
   3rd Quarter                                 1.81             1.09
   4th Quarter                                 1.44             0.19

YEAR ENDED DECEMBER 31, 2001
   1st Quarter                                 0.36             0.21
   2nd Quarter                                 0.24             0.01
   3rd Quarter                                 0.125            0.125
   4th Quarter                                 0.15             0.001

YEAR ENDED DECEMBER 31, 2002 - no posted quotations, as noted above

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of February 22, 2007, there were approximately 240 shareholders of record of the Company's common stock

TRANSFER AGENT

Our independent stock transfer agent is Securities Transfer Company, located in Frisco, Texas. Their mailing address and telephone number is: 2591 Dallas Parkway, Suite 102; Frisco, Texas 75034; (469) 633-0101 (voice); (469) 633-0088
(fax).

REPORTS TO STOCKHOLDERS

The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

DIVIDEND POLICY

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During 2001, the Company issued an aggregate 1,715,392 shares for the payment of interest and for financial consulting services to various individuals. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1934, as amended. No Underwriter was used in these transactions.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has had no operations or significant assets since the year ended December 31, 2000 and, accordingly, has had no revenue for the years ended December 31, 2002 and 2001, respectively.

General and administrative expenses for the years ended December 31, 2002 and 2001 were nominal, principally interest accrued on a debt payable to Wilkerson Consulting, Inc. Earnings per share for the respective years ended December 31, 2002 and 2001 were also nominal, based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2002 and 2001, respectively, the Company had negative working capital of approximately $779,000 and $20,000.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has not had it's financial statements audited since the year ended December 31, 2001.

Pursuant to the formation of a successor Registered Independent Certified Public Accounting Firm by Mr. Carlos Lopez, the Company's lead audit partner, the Board of Directors of Ameri-First Financial Group, Inc. (Company) has dismissed the Registered Independent Certified Public Accounting Firm of Malone & Bailey, PLLC of Houston, Texas (Malone) and engaged the Registered Independent Certified Public Accounting Firm of LBB & Associates Ltd., LLP of Houston, Texas (LBB). The action to engage LBB was taken upon the unanimous approval of the Board of Directors of the Company, which performs the function of the Audit Committee.

The Report(s) of Registered Independent Certified Public Accounting Firm issued by Malone for either of the past two (2) years (ending December 31, 2001 and 2000, respectively) did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended December 31, 2001 and 2000) and from January 1, 2002 to the date of this Report, there were no disagreements with Malone on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, except that Malone's opinion expressed substantial doubt with respect to the Company's ability to continue as a going concern for both fiscal years. Further, there were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended December 31, 2001 and 2000) and from January 1, 2002 to the date of this Report.

During the two most recent fiscal years and through the date of this Report, the Company has not consulted with LBB regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that LBB concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

As of the date of this filing, an evaluation of the effectiveness of the design and operation of Ameri-First Financial Group, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

          Name             Age              Position Held and Tenure
          ----             ---              ------------------------
     Glenn A. Little       53         President, Chief Executive Officer
                                      Chief Financial Officer and Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

GLENN A. LITTLE, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003. Additionally, Mr. Little was appointed by the 142nd District Court, Midland County, State of Texas as Receiver to "take charge of the corporate affairs of Texas American Group, Inc." (a dormant publicly-held company) and to take all steps necessary to reorganize this entity.

Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. In each situation, the business purpose and plan of operation, after Mr. Little's acquisition of a controlling position, became identical to that of the Company's as of the date of this filing. Mr. Little is no longer a controlling shareholder, officer or director of any of the entities in which he has participated in the reactivation of effective with the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly-owned. It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended

December 31, 2002, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

CONFLICTS OF INTEREST

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
     Name and address                 Number of Shares        Beneficially Owned
     ----------------                 ----------------        ------------------
Glenn A. Little *                          700,000                  13.8%
211 West Wall Street
Midland TX 79701

Gary Bell                                  500,000                   9.9%

Keith D Newton                             500,000                   9.9%

C. Keith Wilkerson                         500,000                   9.9%

Charles Wilkerson                          500,000                   9.9%

Douglas Larson                           1,227,160                  24.3%

Janaxral Desri                             268,000                   5.3%
13663 Jupiter Road, Suite 401
Dallas TX 75238

Total of stockholders owning more
 that 5% of the outstanding shares       4,195,160                    83%

* Executive Officers and Directors
  as a group (one person)                  700,000                  13.8%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company maintains a mailing address at 211 West Wall Street, Midland, TX 79701. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.- Chief Executive Officer & Chief Financial Officer
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has not paid or accrued any fees in each of the prior two fiscal years to any accounting firm.

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of LBB & Associates Ltd., LLP, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2002 and 2001 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

The Company's principal accountant, LBB & Associates Ltd., LLP did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              AMERI-FIRST FINANCIAL GROUP, INC.


Dated: February  22, 2007                     By: /s/ Glenn Little
      -------------------                        -------------------------------
                                                                    Glenn Little
                                                          President and Director
                                                   (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: February  22, 2007                     By: /s/ Glenn Little
      -------------------                        -------------------------------
                                                                    Glenn Little
                                                          President and Director
                                                   (Principal Executive Officer)

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

FINANCIAL STATEMENTS

   Balance Sheet
     as of December 31, 2002                                                F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2002 and 2001                         F-4

   Statements of Shareholders' Deficit
     for the years ended December 31, 2002 and 2001                         F-5

   Statements of Cash Flows
     for the years ended December 31, 2002 and 2001                         F-6

   Notes to Financial Statements                                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ameri-First Financial Group, Inc.
Midland, Texas

We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ LBB & Associates Ltd., LLP
------------------------------------
Houston, Texas
February 14, 2007

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2002


                                     ASSETS

TOTAL CURRENT ASSETS                                               $         --
                                                                   ------------
      TOTAL ASSETS                                                 $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                 $     20,000
  Accrued interest payable to shareholder                                18,612
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 778,612
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    2,327,262 shares issued and outstanding                                  23
  Additional paid-in capital                                         31,400,509
  Accumulated deficit                                               (32,179,144)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (778,612)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the years ended December 31, 2002 and 2001


                                                 2002                  2001
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------

EXPENSES
   General and administrative expenses                 --                 7,154
   Consulting fees to shareholder                 740,000                    --
                                              -----------           -----------
                                                  740,000                 7,154
                                              -----------           -----------

LOSS FROM OPERATIONS                             (740,000)               (7,154)

OTHER EXPENSE
   Interest expense                               (18,612)               (7,770)
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES           (758,612)              (14,924)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                         (758,612)              (14,924)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $  (758,612)          $   (14,924)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                      $     (0.33)          $     (0.01)
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          2,327,262             2,007,870
                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 2002 and 2001


                                           Common Stock             Additional
                                      ----------------------         paid-in         Accumulated
                                      Shares          Amount         capital           deficit             Total
                                      ------          ------         -------           -------             -----
BALANCES AT JANUARY 1, 2001             611,870            6      $ 29,555,891      $(31,405,608)      $ (1,849,711)

Issuance of common stock for
  Promissory note                     1,000,000           10         1,837,471                --          1,837,481
  Services                              715,392            7             7,147                --              7,154
Net loss                                     --           --                --           (14,924)           (14,924)
                                   ------------      -------      ------------      ------------       ------------

BALANCES AT DECEMBER 31, 2001         2,327,262           23        31,400,509       (31,420,532)           (20,000)

Net loss                                     --           --                --          (758,612)          (758,612)
                                   ------------      -------      ------------      ------------       ------------

BALANCES AT DECEMBER 31, 2002         2,327,262      $    23      $ 31,400,509      $(32,179,144)      $   (778,612)
                                   ============      =======      ============      ============       ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001

                                                                               2002             2001
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                         $  (758,612)     $   (14,924)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                                  --               --
      Operating expenses settled with
       issuance of note payable to stockholder                                  740,000               --
      Operating expenses paid with common stock                                      --           14,924
      Increase (Decrease) in accrued interest payable                            18,612               --
                                                                            -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                                --               --
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 --               --
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                 --               --
                                                                            -----------      -----------

INCREASE (DECREASE) IN CASH                                                          --               --

Cash at beginning of period                                                          --               --
                                                                            -----------      -----------

CASH AT END OF PERIOD                                                       $        --      $        --
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                                $        --      $        --
                                                                            ===========      ===========
  Income taxes paid for the year                                            $        --      $        --
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of investments with common stock                              $        --      $ 1,837,481
                                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

On March 22, 2000, pursuant to the closing of an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Ameri-First Financial Group, Inc. (AFFG), a Nevada corporation, effected a change in control of Itronics Communications Corporation, which was incorporated on August 22, 1995 under the laws of the State of Delaware.

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

Prior to the Agreement, AFFG had 9,386,116 shares of common stock issued and outstanding. Following the Agreement, Ameri-First had 9,436,116 shares of common stock outstanding. Ameri-First Financial Group, formerly known as Tahoe Pacific Corporation and Pacific Holdings, Inc., was incorporated in the State of Nevada on September 27, 1996. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, AFFG became the successor issuer to Itronics
Communications Corporation, Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 22, 2000.

For periods prior to 2000, the Company participated in numerous unsuccessful ventures and corporate name changes, as discussed in greater detail in previous Form 10-KSB filings.

In March 2000, Ameri-First acquired five hotel properties and began managing and operating hotels. These hotel properties were foreclosed upon in December 2000. Since December 2000, the Company has had no assets or operating activities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

REVENUE RECOGNITION

Revenues are recorded as services are performed. Hotel revenues were recorded in the period in which occupancy rights are provided to guests and tenants.

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

FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which include cash, accounts receivable, loans receivable, bank indebtedness, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt, approximate fair value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

STOCK-BASED COMPENSATION

The Company periodically issues common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Ameri-First has incurred losses totaling $758,612 and $14,924 for the years ended December 31, 2002 and 2001, respectively and had a capital deficit of $778,612 at December 31, 2002. Because of these losses, Ameri-First will require additional working capital to develop business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing or will seek a merger or acquisition candidate.

There are no assurances that Ameri-First will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Ameri-First's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Ameri-First will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Ameri-First. If adequate working capital is not available, Ameri-First may not renew its operations.

These conditions raise substantial doubt about the Ameri-First's ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts or the amount and classification of liabilities that might be necessary should Ameri-First be unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006. (See: Note 7, Subsequent Events)

NOTE 4 - INCOME TAXES

Ameri-First Financial Group, Inc., follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of a (a) temporary difference between carrying accounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized

The provision for refundable Federal income tax consists of the following:

                                             December 31, 2002 December 31, 2001
                                             ----------------- -----------------
Refundable Federal income tax attributed to:
   Current operations                            $ 258,000          $   5,000
   Less, change in valuation allowance            (258,000)            (5,000)
                                                 ---------          ---------
Net refundable amount                            $       0          $       0
                                                 =========          =========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                             December 31, 2002
                                             -----------------
Deferred tax assets attributable to:
   Net operating loss carryforward               $ 263,000
   Less, change in valuation allowance            (263,000)
                                                 ---------
Net deferred tax asset                           $       0
                                                 =========

In January 2001, Ameri-First had a change in ownership, which as resulted in Ameri-First/s net operating loss carry forwards being subject to certain utilization limitations in the future. At December 31, 2002, Ameri-First Financial Group, Inc. had an unused net operating carryover approximating $774,000 that is available to offset taxable income; it expired beginning in 2021-2022.

The Company's only temporary differences as of December 31, 2002 relates to the Company's net operating loss pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2002 is nominal and not material to the accompanying financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

After the foreclosure of the five hotel properties in 2000, Ameri-First neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and, accordingly, are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A company policy for handling such a conflict has not yet been formulated.

NOTE 6 - SUBSEQUENT EVENT

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