Form 10QSB
period 2003-09-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2003

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

                        AMERI-FIRST FINANCIAL GROUP, INC.

              Form 10-QSB for the Quarter ended September 30, 2003

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                               September 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS                                                     $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS'DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $     20,000
  Accrued interest payable to shareholder                                51,912
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 811,912
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
   Common stock - $0.00001 par value
     25,000,000 shares authorized
     3,827,262 shares issued and outstanding                                 38
   Additional paid-in capital                                        31,415,494
   Accumulated deficit                                              (32,227,444)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (811,912)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and three months ended September 30, 2003 and 2002
                                   (UNAUDITED)

                                                Nine months       Nine months       Three months      Three months
                                                   ended             ended             ended             ended
                                                September 30,     September 30,     September 30,     September 30,
                                                   2003              2002              2003              2002
                                                -----------       -----------       -----------       -----------
REVENUES                                        $        --       $        --       $        --       $        --
                                                -----------       -----------       -----------       -----------
EXPENSES
   General and administrative expenses               15,000                --                --                --
   Consulting fees to shareholder                        --           740,000                --           740,000
   Interest expense                                  33,300             7,420            11,100             7,420
                                                -----------       -----------       -----------       -----------

      Total expenses                                 48,300           747,420            11,100           747,420
                                                -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES              (48,300)         (747,420)          (11,100)         (747,720)

PROVISION FOR INCOME TAXES                               --                --                --                --
                                                -----------       -----------       -----------       -----------

NET LOSS                                            (48,300)         (747,420)          (11,100)         (747,420)

OTHER COMPREHENSIVE INCOME                               --                --                --                --
                                                -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                              $   (48,300)      $  (747,420)      $   (11,100)      $  (747,420)
                                                ===========       ===========       ===========       ===========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                        $     (0.01)      $     (0.32)              nil       $     (0.32)
                                                ===========       ===========       ===========       ===========

Weighted-average number of shares
 outstanding - basic and fully diluted            3,656,932         2,327,262         3,827,262         2,327,262
                                                ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2003 and 2002
                                   (UNAUDITED)

                                                                    2003                2002
                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                        $ (48,300)          $(747,420)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Fees and services paid with common stock                       15,000                  --
      Operating expenses settled with issuance of note
       payable to shareholder                                            --             740,000
      Increase in accrued interest payable                           33,300               7,420
                                                                  ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                    --                  --
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                  --
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                  --
                                                                  ---------           ---------

INCREASE (DECREASE) IN CASH                                              --                  --

Cash at beginning of period                                              --                  --
                                                                  ---------           ---------

CASH AT END OF PERIOD                                             $      --           $      --
                                                                  =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                     $      --           $      --
                                                                  =========           =========
   Income taxes paid for the year                                 $      --           $      --
                                                                  =========           =========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003


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

NOTE 3 -COMMON STOCK TRANSACTIONS

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

Ameri-First and its current controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30. 2003, Mr. Little has advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2003 and 2002 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended September 30, 2003 and 2002 was $(0.01) and $(0.32) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2003 and 2002, respectively, the Company had negative working capital of approximately $812,000 and $767,000, respectively.

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