Form 10KSB
period 2003-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2003

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

The issuer's revenues for the fiscal year ended December 31, 2003 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 22, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of February 22, 2007 there were 5,054,422 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                               3
Item 2   Description of Property                                              17
Item 3   Legal Proceedings                                                    18
Item 4   Submission of Matters to a Vote of Security Holders                  18

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                             18
Item 6   Management's Discussion and Analysis or Plan of Operation            19
Item 7   Financial Statements                                                 21
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                             21
Item 8A  Controls and Procedures                                              22

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   22
Item 10  Executive Compensation                                               24
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     24
Item 12  Certain Relationships and Related Transactions                       25
Item 13  Exhibits and Reports on 8-K                                          25
Item 14  Principal Accountant Fees and Services                               25

SIGNATURES                                                                    26

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

The use of Ameri-First Financial Group, Inc. in this filing refers to the operations of all entities, past and present, as the original Ameri-First Financial Group, Inc. is the historical accounting entity since it's initial inception and may be referred to as Registrant..

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

On January 2, 2006, Little waived the failure of the completion of conditions precedent and accepted his appointment as an officer and director of the Registrant and deemed the transaction closed as of that date .

The Company's equity securities have no current trading symbol and, accordingly, the Company's equity securities do not have posted quotations.

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

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since 2000. All business efforts since our inception have been unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 15 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

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

RULE 144 SALES

Of the 5,054,422 presently issued and outstanding shares of the Company's stock, 4,442,552 shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's equity securities has no current trading symbol and, accordingly, the Company's equity securities do not currently have posted quotations.

In prior periods, the Company's common stock was traded in the National Association of Securities Dealers (NASD) OTC Bulletin Board (OTCBB) under the symbol AMFS". The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB:

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

YEAR ENDED DECEMBER 31, 2003 - no posted quotations, as noted above

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

In February 2003, Ameri-First issued 1,500,000 shares of restricted, unregistered common stock to officers of the Company: Gary Bell (500,000 shares) Keith D. Newton (500,000 shares) and C. Keith Wilkerson, II (500,000 shares) for services valued at $15,000.

In November 2003, Ameri-First issued of 1,227,160 shares of common stock. Of those 727, 160 shares were issued to Douglas Larson for services valued at $25,000 and 500,000 to C. Keith Wilkerson, II for services valued at $5,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has had no operations or significant assets since the year ended December 31, 2003 and, accordingly, has had no revenue for the years ended December 31, 2003 or 2002, respectively.

General and administrative expenses for the years ended December 31, 2003 and 2002 were nominal, principally interest accrued on a debt payable to Wilkerson Consulting, Inc. Earnings per share for the respective years ended December 31, 2003 and 2002 were also nominal, based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2003 and 2002, respectively, the Company had negative working capital of approximately 823,000 and $779,000.

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

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

           Name              Age             Position Held and Tenure
           ----              ---             ------------------------
     Glenn A. Little         53        President, Chief Executive Officer
                                       Chief Financial Officer and Director
BIOGRAPHICAL INFORMATION

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

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003. Additionally, Mr. Little was appointed by the 142nd District Court, Midland County, State of Texas as Receiver to take charge of the corporate affairs of Texas American Group, Inc. (a dormant publicly-held company) and to take all steps necessary to reorganize this entity.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2003, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. (See Certain Relationships and Related Transactions)

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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
                                                % of Class         Beneficially
     Name and address                        Number of Shares         Owned
     ----------------                        ----------------         -----

Wilkerson Consulting Inc (1)                      757,160             14.9%

Gary Bell *(1)                                    500,000              9.9%

Keith D Newton *(1)                               500,000              9.9%

C. Keith Wilkerson *(1)                           500,000              9.9%

Charles Wilkerson                                 500,000              9.9%

Douglas Larson                                  1,227,160             24.3%

Janaxral Desri                                    268,000              5.3%
13663 Jupiter Road, Suite 401
Dallas TX 75238

Total of stockholders owning more that
5% of the outstanding shares                    4,252,320             84.1%

* Former Executive Officers and Directors
   as  a group (three persons)                  1,500,000             29.7%

----------
(1) Business Address is 6060 North Central Expressway, Suite 560 #7, Dallas, Texas 75206
(2) Wilkerson Consulting is owned by Wickliffe Trust, of which C. Keith Wilkerson, II, Kristin Newton, and Cara Adams serve as trustees and whereby Charles Wilkerson and Katherine Wilkerson are the beneficiaries.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13 - EXHIBITS AND REPORTS ON 8-K

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

In discharging its oversight responsibility as to the audit process, commencing with the engagement of LBB & Associates Ltd., LLP, and the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2003 and 2002 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

The Company's principal accountant, LBB & Associates Ltd., LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               AMERI-FIRST FINANCIAL GROUP, INC.


Dated: February 22, 2007                       By: /s/ Glenn A. Little
       -----------------                          ------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: February 22, 2007                       By: /s/ Glenn A. Little
       -----------------                          ------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                    CONTENTS
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

FINANCIAL STATEMENTS

   Balance Sheet
     as of December 31, 2003                                                 F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2003 and 2002                          F-4

   Statements of Shareholders' Deficit
     for the years ended December 31, 2003 and 2002                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2003 and 2002                          F-6

   Notes to Financial Statements                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ameri-First Financial Group, Inc.
Midland, Texas

We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


LBB & Associates Ltd., LLP
-------------------------------
Houston, Texas
February 14, 2007

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2003


                                     ASSETS

TOTAL CURRENT ASSETS                                               $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                 $         --
  Accrued interest payable to shareholder                                63,012
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 803,012
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding, respectively                    50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,248,544)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (803,012)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the years ended December 31, 2003 and 2002


                                                 2003                  2002
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------

EXPENSES
   General and administrative expenses             25,000                    --
   Consulting fees to shareholder                      --               740,000
                                              -----------           -----------
                                                   25,000               740,000
                                              -----------           -----------

LOSS FROM OPERATIONS                              (25,000)             (740,000)

OTHER EXPENSE
   Interest expense                               (44,400)              (18,612)
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (69,400)             (758,612)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (69,400)             (758,612)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (69,400)          $  (758,612)
                                              ===========           ===========

Earnings per share of common stock
 outstanding computed on net loss -
  basic and fully diluted                     $     (0.02)          $     (0.33)
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          3,980,657             2,327,262
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 2003 and 2002

                                            Common Stock          Additional
                                        --------------------       paid-in        Accumulated
                                        Shares        Amount       capital          deficit           Total
                                        ------        ------       -------          -------           -----
BALANCES AT JANUARY 1, 2002            2,327,262      $   23     $31,400,509     $(31,420,532)     $  (20,000)

Net loss                                      --          --              --         (758,612)       (758,612)
                                      ----------      ------     -----------     ------------      ----------

BALANCES AT DECEMBER 31, 2002          2,327,262          23      31,400,509      (32,179,144)       (778,612)

Issuance of common stock
 for services                          2,500,000          25          24,975               --          25,000

Issuance of common stock
 for accounts payable                    227,160           2          19,998               --          20,000

Net loss                                      --          --              --          (69,400)        (69,400)
                                      ----------      ------     -----------     ------------      ----------

BALANCES AT DECEMBER 31, 2003          5,054,422      $   50     $31,445,482     $(32,248,544)     $ (803,012)
                                      ==========      ======     ===========     ============      ==========



   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002

                                                                              2003                  2002
                                                                          ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                $    (69,400)         $  (758,612)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                                                 --                   --
      Operating expenses settled with
       issuance of note payable to stockholder                                      --              740,000
      Common stock for services                                                 25,000                   --
      Increase (Decrease) in accrued interest payable                           44,400               18,612
                                                                          ------------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                               --                   --
                                                                          ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                --                   --
                                                                          ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                --                   --
                                                                          ------------          -----------

INCREASE (DECREASE) IN CASH                                                         --                   --

Cash at beginning of period                                                         --                   --
                                                                          ------------          -----------

CASH AT END OF PERIOD                                                     $         --          $        --
                                                                          ============          ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                             $         --          $        --
                                                                          ============          ===========
   Income taxes paid for the year                                         $         --          $        --
                                                                          ============          ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Acquisition of investments with common stock                           $         --          $ 1,837,481
                                                                          ============          ===========
   Settlement of debt with common stock                                   $     20,000          $        --
                                                                          ============          ===========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


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

Prior to the Agreement, AFFG had 9,386,116 shares of common stock issued and outstanding. Following the Agreement, Ameri-First had 9,436,116 shares of common stock outstanding. AFFG, formerly known as Tahoe Pacific Corporation and Pacific Holdings, Inc., was incorporated in the State of Nevada on September 27, 1996. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, AFFG became the successor issuer to Itronics Communications Corporation, Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 22, 2000.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Ameri-First has incurred losses totaling $69,400, $758,612 and $14,924 for the each of the years ended December 31, 2003, 2002 and 2001, respectively and has a capital deficit of $(803,012) at December 31, 2003. Because of these losses, Ameri-First will require additional working capital to develop business operations.

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

NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006. (See Note 7; Subsequent Events)

NOTE 4 - INCOME TAXES

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

The provision for refundable Federal income tax consists of the following:

                                            December 31, 2003  December 31, 2002
                                            -----------------  -----------------
Refundable Federal income tax attributed to:
   Current operations                           $ 351,000           $ 258,000
   Less, change in valuation allowance           (351,000)           (258,000)
                                                ---------           ---------
Net refundable amount                           $       0           $       0
                                                =========           =========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                            December 31, 2003
                                            -----------------
Deferred tax assets attributable to:
   Current operations                           $ 614,000
   Less, change in valuation allowance           (614,000)
                                                ---------
Net refundable amount                           $       0
                                                =========

In January 2001, Ameri-First had a change in ownership, which has resulted in Ameri-First's net operating loss carryforwards being subject to certain utilization limitations in the future. At December 31, 2003, Ameri-First Financial Group, Inc. had an unused net operating loss carryover approximating $1,805,000 that is available to offset future taxable income; it expires beginning in 2021-2023.

NOTE5 - STOCKHOLDERS EQUITY

COMMON STOCK:

In February 2003, Ameri-First issued 1,500,000 shares of restricted, unregistered common stock to officers of the Company: Gary Bell (500,000 shares) Keith D. Newton (500,000 shares) and C. Keith Wilkerson, II (500,000 shares) for services valued at $15,000, which approximated the fair value of the securities issued.

In November 2003, Ameri-First issued of 1,227,160 shares of common stock. Of those 727, 160 shares were issued to Douglas Larson for services valued at $25,000 and 500,000 to C. Keith Wilkerson, II for services valued at $5,000, which approximated the fair value of the securities issued

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - SUBSEQUENT EVENT

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