Form 10QSB
period 2004-03-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

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

                        AMERI-FIRST FINANCIAL GROUP, INC.

                Form 10-QSB for the Quarter ended March 31, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS                                                     $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $         --
  Accrued interest payable to shareholder                                74,112
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 814,112
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,259,644)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (814,112)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2004 and 2003
                                   (UNAUDITED)


                                                 2004                  2003
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses                 --                15,000
   Interest expense                                11,100                11,100
                                              -----------           -----------

      Total expenses                               11,100                26,100
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (11,100)              (26,100)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (11,100)              (26,100)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (11,100)          $   (26,100)
                                              ===========           ===========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil           $     (0.01)
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          5,054,422             3,310,595
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2004 and 2003
                                   (UNAUDITED)

                                                                      2004                2003
                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $  (11,100)         $  (26,100)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                        --                  --
      Fees and services paid with common stock                             --              15,000
      Increase in accrued interest payable                             11,100              11,100
                                                                   ----------          ----------

NET CASH USED IN OPERATING ACTIVITIES                                      --                  --
                                                                   ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                  --
                                                                   ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --                  --
                                                                   ----------          ----------

INCREASE (DECREASE) IN CASH                                                --                  --

Cash at beginning of period                                                --                  --
                                                                   ----------          ----------

CASH AT END OF PERIOD                                              $       --          $       --
                                                                   ==========          ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $       --          $       --
                                                                   ==========          ==========
   Income taxes paid for the year                                  $       --          $       --
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

Ameri-First and its current controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31. 2004, Mr. Little has advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

(1) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2004 and 2003, respectively.

General and administrative expenses for the three month periods ended March 31, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2004 and 2003, respectively, the Company had negative working capital of approximately $814,000 and $ 789,700, respectively.

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

In November 2003, Ameri-First issued of 1,227,160 shares of restricted, unregistered common stock. Approximately 727,160 shares were issued to Douglas Larson for consulting services valued at $20,000 and 500,000 shares were issued to C. Keith Wilkerson, II for services valued at $10,000, which approximated the fair value of the securities issued.

The Proceeds were used for general corporate purposes

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