Form 10QSB
period 2004-06-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2004

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

                        AMERI-FIRST FINANCIAL GROUP, INC.

                 Form 10-QSB for the Quarter ended June 30, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS                                                     $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $         --
  Accrued interest payable to shareholder                                85,212
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 825,212
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,270,744)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (825,212)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and three months ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                            Six months      Six months     Three months      Three months
                                              ended           ended           ended             ended
                                             June 30,        June 30,        June 30,          June 30,
                                               2004            2003             2004             2003
                                            ----------      ----------       ----------       ----------
REVENUES                                    $       --      $       --       $       --       $       --
                                            ----------      ----------       ----------       ----------
EXPENSES
   General and administrative expenses              --          15,000               --               --
   Interest expense                             22,200          22,200           11,100           11,100
                                            ----------      ----------       ----------       ----------

      Total expenses                            22,200          37,200           11,100           11,100
                                            ----------      ----------       ----------       ----------

LOSS BEFORE PROVISION FOR INCOME TAXES         (22,200)        (37,200)         (11,100)         (11,100)

PROVISION FOR INCOME TAXES                          --              --               --               --
                                            ----------      ----------       ----------       ----------

NET LOSS                                       (22,200)        (37,200)         (11,100)         (11,100)

OTHER COMPREHENSIVE INCOME                          --              --               --               --
                                            ----------      ----------       ----------       ----------

COMPREHENSIVE LOSS                          $  (22,200)     $  (37,200)      $  (11,100)      $  (11,100)
                                            ==========      ==========       ==========       ==========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                    $    (0.01)     $    (0.01)             nil              nil
                                            ==========      ==========       ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       5,054,422       3,570,356        5,054,422        3,827,262
                                            ==========      ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                                      2004                2003
                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $  (22,200)         $  (37,200)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                                        --                  --
      Fees and services paid with common stock                             --              15,000
      Increase in accrued interest payable                             22,200              22,200
                                                                   ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                      --                  --
                                                                   ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                  --
                                                                   ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --                  --
                                                                   ----------          ----------

INCREASE (DECREASE) IN CASH                                                --                  --

Cash at beginning of period                                                --                  --
                                                                   ----------          ----------

CASH AT END OF PERIOD                                              $       --          $       --
                                                                   ==========          ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $       --          $       --
                                                                   ==========          ==========
   Income taxes paid for the year                                  $       --          $       --
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2004 and 2003, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2004 and 2003 was $(0.01)and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2004 and 2003, respectively, the Company had negative working capital of approximately $825,000 and $800,800, respectively.

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

     (1) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (2) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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