Form 10QSB
period 2004-09-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2004

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

                        AMERI-FIRST FINANCIAL GROUP, INC.

              Form 10-QSB for the Quarter ended September 30, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS                                                     $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS'DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $         --
  Accrued interest payable to shareholder                                96,312
  Note payable to shareholder                                           740,000
                                                                   ------------

      TOTAL LIABILITIES                                                 836,312
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,281,844)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (836,312)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and three months ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                            Nine months       Nine months      Three months      Three months
                                              ended              ended            ended             ended
                                           September 30,     September 30,     September 30,     September 30,
                                               2004              2003              2004              2003
                                            ----------        ----------        ----------        ----------
REVENUES                                    $       --        $       --        $       --        $       --
                                            ----------        ----------        ----------        ----------
EXPENSES
   General and administrative expenses              --            15,000                --                --
   Interest expense                             33,300            33,300            11,100            11,100
                                            ----------        ----------        ----------        ----------

      Total expenses                            33,300            48,300            11,100            11,100
                                            ----------        ----------        ----------        ----------

LOSS BEFORE PROVISION FOR INCOME TAXES         (33,300)          (48,300)          (11,100)          (11,100)

PROVISION FOR INCOME TAXES                          --                --                --                --
                                            ----------        ----------        ----------        ----------

NET LOSS                                       (33,300)          (48,300)          (11,100)          (11,100)

OTHER COMPREHENSIVE INCOME                          --                --                --                --
                                            ----------        ----------        ----------        ----------

COMPREHENSIVE LOSS                          $  (33,300)       $  (48,300)       $  (11,100)       $  (11,100)
                                            ==========        ==========        ==========        ==========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                    $    (0.01)       $    (0.01)              nil               nil
                                            ==========        ==========        ==========        ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       5,054,422         3,656,932         5,054,422         3,827,262
                                            ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                                      2004                2003
                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $  (33,300)         $  (48,300)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                                        --                  --
      Fees and services paid with common stock                             --              15,000
      Increase (decrease) in accrued interest payable                  33,300              33,300
                                                                   ----------          ----------

NET CASH USED IN OPERATING ACTIVITIES                                      --                  --
                                                                   ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                  --
                                                                   ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --                  --
                                                                   ----------          ----------

INCREASE (DECREASE) IN CASH                                                --                  --

Cash at beginning of period                                                --                  --
                                                                   ----------          ----------

CASH AT END OF PERIOD                                              $       --          $       --
                                                                   ==========          ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $       --          $       --
                                                                   ==========          ==========
   Income taxes paid for the year                                  $       --          $       --
                                                                   ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2004 and 2003, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended September 30, 2004 and 2003 was $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2004 and 2003, respectively, the Company had negative working capital of approximately $836,000 and 812,000, respectively.

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

In November 2003, Ameri-First issued of 1,227,160 shares of restricted, unregistered common stock. Approximately 727,160 shares were issued to Douglas Larson for consulting services and settlement of accounts payable valued at $5,000 and $20,000 respectively. 500,000 shares were issued to C. Keith Wilkerson, II for services valued at $5,000, which approximated the fair value of the securities issued.

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