Form 10KSB
period 2004-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2004

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

The issuer's revenues for the fiscal year ended December 31, 2004 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 22, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of February 22, 2007 there were 5,054,422 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I
Item 1   Description of Business                                             3
Item 2   Description of Property                                            16
Item 3   Legal Proceedings                                                  17
Item 4   Submission of Matters to a Vote of Security Holders                17

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                           17
Item 6   Management's Discussion and Analysis or Plan of Operation          18
Item 7   Financial Statements                                               20
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                           20
Item 8A  Controls and Procedures                                            21

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 21
Item 10  Executive Compensation                                             22
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   23
Item 12  Certain Relationships and Related Transactions                     23
Item 13  Exhibits and Reports on 8-K                                        24
Item 14  Principal Accountant Fees and Services                             24

SIGNATURES                                                                  25

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

The use of "Ameri-First Financial Group, Inc." in this filing refers to the operations of all entities, past and present, as the original Ameri-First Financial Group, Inc. is the historical accounting entity since it's initial inception and may be referred to as "Registrant" In anticipation of acquiring certain assets of Ameri-First Financial Corporation on January 10, 2000, the Company changed its name to Amer-First Financial Group, Inc. On February 7, 2000, the Company acquired Ameri-First Financial Corporation for what was then 4,500,000 shares of its Common Stock.

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

TYPE OF BUSINESS ACQUIRED

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

RULE 144 SALES

Of the 5,054,422 presently issued and outstanding shares of the Company's stock, 4,442,522 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

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

The Company has not conducted any meetings of shareholders during the preceding quarter.

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

YEAR ENDED DECEMBER 31, 2004 - no posted quotations, as noted above

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has had no operations or significant assets since the year ended December 31, 2000 and, accordingly, has had no revenue for the years ended December 31, 2004 or 2003, respectively.

General and administrative expenses for the years ended December 31, 2004 or 2003 were nominal, principally interest accrued on a debt payable to Wilkerson Consulting, Inc. Earnings per share for the respective years ended December 31, 2004 and 2003 were also nominal, based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2004 and 2003, respectively, the Company had negative working capital of approximately $867,000 and $823,000.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representationsfrom the Company's directors and executive officers during the fiscal year ended December 31, 2002, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2004 and 2003 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

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
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                    CONTENTS
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

FINANCIAL STATEMENTS

   Balance Sheet
     as of December 31, 2004                                                 F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2004 and 2003                          F-4

   Statements of Shareholders' Deficit
     for the years ended December 31, 2004 and 2003                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2004 and 2003                          F-6

   Notes to Financial Statements                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ameri-First Financial Group, Inc.
Midland, Texas

We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ LBB & Associates Ltd., LLP
-----------------------------------
Houston, Texas
February 14, 2007

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2004


                                     ASSETS

TOTAL CURRENT ASSETS                                               $         --
                                                                   ------------
TOTAL ASSETS                                                       $         --
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                 $         --
  Accrued interest payable to shareholder                               107,412
  Note payable to shareholder                                           740,000
                                                                   ------------
      TOTAL LIABILITIES                                                 847,412
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding, respectively                    50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,292,944)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (847,412)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $         --
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the years ended December 31, 2004 and 2003


                                                 2004                  2003
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses                 --                25,000
                                              -----------           -----------

LOSS FROM OPERATIONS                                   --               (25,000)

OTHER EXPENSE
   Interest expense                               (44,400)              (44,400)
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (44,400)              (69,400)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (44,400)              (69,400)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (44,400)          $   (69,400)
                                              ===========           ===========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                      $     (0.01)          $     (0.02)
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          5,054,422             3,980,657
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 2004 and 2003


                                        Common Stock           Additional
                                    --------------------        paid-in       Accumulated
                                    Shares        Amount        capital         deficit          Total
                                    ------        ------        -------         -------          -----
BALANCES AT DECEMBER 31, 2002      2,327,262      $    23    $ 31,400,509    $(32,179,144)    $ (778,612)

Issuance of common stock
 for services                      2,727,160           27          44,973              --         45,000

Net loss                                  --           --              --         (69,400)       (69,400)
                                 -----------      -------    ------------    ------------     ----------

BALANCES AT DECEMBER 31, 2003      5,054,422           50      31,445,482     (32,248,544)      (803,012)

Net loss                                  --           --              --         (44,400)       (44,400)
                                 -----------      -------    ------------    ------------     ----------

BALANCES AT DECEMBER 31, 2004      5,054,422      $    50    $ 31,445,482    $(32,292,944)    $ (847,412)
                                 ===========      =======    ============    ============     ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2004 and 2003

                                                                  2004            2003
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                     $  (44,400)     $  (69,400)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Operating expenses paid with common stock                        --          45,000
      Increase (Decrease) in accrued interest payable              44,400          24,400
                                                               ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                                  --              --
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --              --
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                   --              --
                                                               ----------      ----------

INCREASE (DECREASE) IN CASH                                            --              --

Cash at beginning of period                                            --              --
                                                               ----------      ----------

CASH AT END OF PERIOD                                          $       --      $       --
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                  $       --      $       --
                                                               ==========      ==========
   Income taxes paid for the year                              $       --      $       --
                                                               ==========      ==========


The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


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

In March 2000, Ameri-First acquired five (5) hotel properties and began managing and operating hotels. These hotel properties were foreclosed upon in December 2000. Since December 2000, the Company has had no assets or operating activities.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Ameri-First has incurred losses totaling $44,400 and $69,400 for the each of the years ended December 31, 2004 and 2003, respectively and has a capital deficit of $(847,412) at December 31, 2004. Because of these losses, Ameri-First will require additional working capital to develop business operations.

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

NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note is payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006. (See: Note 7, Subsequent Event)

NOTE 4 - INCOME TAXES

Ameri-First Financial Group, Inc., follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of a (a) temporary difference between carrying accounts of assets and liabilities for financial purposes and the amounts used for income taz reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized

The provision for refundable Federal income tax consists of the following:

                                            December 31, 2004  December 31, 2003
                                            -----------------  -----------------
Refundable Federal income tax attributed to:
   Current Operations                           $  15,000          $ 351,000
   Less, Change in valuation allowance            (15,000)          (351,000)
                                                ---------          ---------
Net refundable amount                           $       0          $       0
                                                =========          =========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                            December 31, 2004
                                            -----------------
Deferred tax assets attributable to:
   Current Operations                           $ 629,000
   Less, Change in valuation allowance           (629,000)
                                                ---------
Net refundable amount                           $       0
                                                =========

In January 2001, Ameri-First had a change in ownership, which has resulted in Ameri-First's net operating loss carryforwards being subject to certain utilization limitations in the future. At December 31, 2004, Ameri-First Financial Group, Inc. had an unused net operating loss carryover approximating $1,849,000 that is available to offset future taxable income; it expires beginning in 2021-2024.

NOTE 5 - STOCKHOLDERS EQUITY

COMMON STOCK:

In February 2003, Ameri-First issued 1,500,000 shares of restricted, unregistered common stock to officers of the Company: Gary Bell (500,000 shares) Keith D. Newton (500,000 shares) and C. Keith Wilkerson, II (500,000 shares) for services valued at $15,000.

In November 2003, Ameri-First issued of 1,227,160 shares of common stock. Of those 727, 160 shares were issued to Douglas Larson for settlement of accounts payable and services valued at $20,000 and 5,000 respectively. 500,000 shares issued to an officer of the Company for services valued at $5,000.

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