Form 10KSB
period 2005-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-07
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2005

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

The issuer's revenues for the fiscal year ended December 31, 2005 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 22, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of February 22, 2007 there were 5,054,422 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                             3
Item 2   Description of Property                                            17
Item 3   Legal Proceedings                                                  18
Item 4   Submission of Matters to a Vote of Security Holders                18

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                           18
Item 6   Management's Discussion and Analysis or Plan of Operation          19
Item 7   Financial Statements                                               21
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                           21
Item 8A  Controls and Procedures                                            22

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 22
Item 10  Executive Compensation                                             24
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   24
Item 12  Certain Relationships and Related Transactions                     25
Item 13  Exhibits and Reports on 8-K                                        25
Item 14  Principal Accountant Fees and Services                             26

SIGNATURES                                                                  27

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

The use of Ameri-First Financial Group, Inc. in this filing refers to the operations of all entities, past and present, as the original Ameri-First Financial Group, Inc. is the historical accounting entity since it's initial inception and may be referred to as Registrant. In anticipation of acquiring certain assets of Ameri-First Financial Corporation on January 10, 2000, the Company changed its name to Amer-First Financial Group, Inc. On February 7, 2000, the Company acquired Ameri-First Financial Corporation for what was then 4,500,000 shares of its Common Stock.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its sole officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

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

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES

Of the 5,054,422 presently issued and outstanding shares of the Company's stock, 4,442,552 shares are "restricted securities within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

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

In prior periods, the Company's common stock was traded in the National Association of Securities Dealers (NASD) OTC Bulletin Board (OTCBB) under the symbol AMFS". The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB:

                                             High              Low
                                             ----              ---
YEAR ENDED DECEMBER 31, 2000
   1st Quarter                              5.313             3.750
   2nd Quarter                              4.130             1.260
   3rd Quarter                              1.810             1.090
   4th Quarter                              1.440             0.190

YEAR ENDED DECEMBER 31, 2001
   1st Quarter                              0.360             0.210
   2nd Quarter                              0.240             0.010
   3rd Quarter                              0.125             0.125
   4th Quarter                              0.150             0.001

YEAR ENDED DECEMBER 31, 2002 - no posted quotations, as noted above

YEAR ENDED DECEMBER 31, 2003 - no posted quotations, as noted above

YEAR ENDED DECEMBER 31, 2004 - no posted quotations, as noted above

YEAR ENDED DECEMBER 31, 2005 - no posted quotations, as noted above.

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

None.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has had no operations or significant assets since the year ended December 31, 2000 and, accordingly, has had no revenue for either of the years ended December 31, 2005 and 2004, respectively.

General and administrative expenses for the years ended December 31, 2005 and 2004 were nominal, principally interest accrued on a debt(s) payable to either Wilkerson Consulting, Inc. or Glenn A. Little. Earnings per share for the respective years ended December 31, 2005 and 2004 were approximately $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2005 and 2004, respectively, the Company had negative working capital of approximately $(902,000) and $(847,000).

The Company and it's current controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company and it's current controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2005, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

ITEM 13 - EXHIBITS

31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                    Year ended        Year ended
                                    December 31,      December 31,
                                       2005              2004
                                     --------          -------
     Audit fees                      $     --          $    --
     Audit-related fees                    --               --
     Tax fees                              --               --
     All other fees                        --               --
                                     --------          -------

        Totals                       $     --          $    --
                                     ========          =======

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of LBB & Associates Ltd., LLP, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2005 and 2004 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant, LBB & Associates Ltd., LLP did not engage any other persons or firms other than the principal accountant..

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


Dated: February 22, 2007                       By: /s/ Glenn A. Little
       -----------------                          ------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                    CONTENTS
                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM           F-2

FINANCIAL STATEMENTS

   Balance Sheet
     as of December 31, 2005                                                F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2005 and 2004                         F-4

   Statements of Shareholders' Deficit
     for the years ended December 31, 2005 and 2004                         F-5

   Statements of Cash Flows
     for the years ended December 31, 2005 and 2004                         F-6

   Notes to Financial Statements                                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Ameri-First Financial Group, Inc.
Midland, Texas

We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ LBB & Associates Ltd., LLP
---------------------------------
Houston, Texas
February 14, 2007

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2005



                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     41,217
                                                                   ------------
      TOTAL CURRENT ASSETS                                         $     41,217
                                                                   ------------

      TOTAL ASSETS                                                 $     41,217
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $         --
  Accrued interest payable to shareholder                               153,716
  Note payable to shareholder                                           740,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         893,716
                                                                   ------------

LONG-TERM LIABILITIES
  Shareholder - advances                                                 50,000
                                                                   ------------

TOTAL LIABILITIES                                                       943,716
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,348,031)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (902,499)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $     41,217
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2005 and 2004


                                                 2005                  2004
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses              9,573                    --
                                              -----------           -----------

LOSS FROM OPERATIONS                               (9,573)                   --

OTHER INCOME (EXPENSE)
   Interest, dividend and other income                790                    --
   Interest expense                               (46,304)              (44,400)
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (55,087)              (44,400)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (55,087)              (44,400)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (55,087)          $   (44,400)
                                              ===========           ===========

Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                      $     (0.01)          $     (0.01)
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          5,054,422             5,054,422
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 2005 and 2004


                                       Common stock          Additional
                                   --------------------        paid-in         Accumulated
                                   Shares        amount        capital           deficit            Total
                                   ------        ------        -------           -------            -----
BALANCES AT JANUARY 1, 2004       5,054,422      $   50      $31,445,482      $(32,248,544)      $(803,012)

Net loss                                 --          --               --           (44,400)        (44,400)
                                 ----------      ------      -----------      ------------       ---------

BALANCES AT DECEMBER 31, 2004     5,054,422          50       31,445,482       (32,292,944)       (847,412)

Net loss                                 --          --               --           (55,087)        (55,087)
                                 ----------      ------      -----------      ------------       ---------

BALANCES AT DECEMBER 31, 2005     5,054,422      $   50      $31,445,482      $(32,348,031)      $(902,499)
                                 ==========      ======      ===========      ============       =========



   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2005 and 2004

                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $(55,087)          $(44,400)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Increase in accrued interest payable                           46,304             44,400
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                (8,783)                --
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from shareholder - advances                              50,000                 --
                                                                   --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            50,000                 --
                                                                   --------           --------

INCREASE IN CASH                                                     41,217                 --

Cash at beginning of period                                              --                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 41,217           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. FINANCIAL INSTRUMENTS

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

4. STOCK-BASED COMPENSATION

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

5. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At December 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company has limited assets or operating activity as of December 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE 5 - NOTE PAYABLE TO SHAREHOLDERS AND SHAREHOLDERS - ADVANCES

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006. On January 18, 2005, the Company and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase the $740,000 in outstanding debt against AMFG held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000.

The Company and its controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30, 2005, Mr. Little has advanced $50,000 under this agreement, with an initial scheduled maturity date in May 2007.

NOTE 6 - INCOME TAXES

Ameri-First Financial Group, Inc., follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of a (a) temporary difference between carrying accounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized

Concurrent with a change in control in January 2006, the Company has an operating loss carryforward for income tax purpose of approximately $55,000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The provision for refundable Federal income tax consists of the following:

                                            December 31, 2005  December 31, 2004
                                            -----------------  -----------------
Refundable Federal income tax attributed to:
   Current Operations                           $ 18,700            $ 15,000
   Less, Change in valuation allowance           (18,700)            (15,000)
                                                --------            --------
Net refundable amount                           $      0            $      0
                                                ========            ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                            December 31, 2005
                                            -----------------
Deferred tax assets attributable to:
   Current Operations                           $ 18,700
   Less, change in valuation allowance           (18,700)
                                                --------
Net refundable amount                           $      0
                                                ========

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