Form 10QSB
period 2006-03-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-19
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 20, 2007: 5,054,422

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                Form 10-QSB for the Quarter ended March 31, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                 March 31, 2006
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                            $     36,980
                                                                   ------------
      TOTAL CURRENT ASSETS                                               36,980
                                                                   ------------
TOTAL ASSETS                                                       $     36,980
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accrued interest payable to shareholder                          $    165,566
  Notes payable to shareholder                                          740,000
  Shareholder advances                                                   50,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         955,566
                                                                   ------------
TOTAL LIABILITIES                                                       955,566
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,364,118)
                                                                   ------------

     TOTAL SHAREHOLDERS' DEFICIT                                       (918,586)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     36,980
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2006 and 2005
                                   (UNAUDITED)

                                                                    2006                  2005
                                                                 -----------           -----------
REVENUES                                                         $        --           $        --
                                                                 -----------           -----------

EXPENSES
  General and administrative expenses                                  2,066                 8,260
  Professional fees                                                    2,500                    --
                                                                 -----------           -----------
Total expenses                                                         4,566                 8,260
                                                                 -----------           -----------
LOSS BEFORE OTHER INCOME AND PROVISION FOR INCOME TAXES               (4,566)               (8,260)

OTHER INCOME (EXPENSE)
  Interest income                                                        329                    --
  Interest expense                                                   (11,850)               11,100
                                                                 -----------           -----------
TOTAL OTHER INCOME (EXPENSE)                                         (11,521)               11,100

LOSS BEFORE PROVISION FOR INCOME TAXES                               (16,087)              (19,360)

PROVISION FOR INCOME TAXES                                                --                    --
                                                                 -----------           -----------

NET LOSS                                                             (16,087)              (19,360)

OTHER COMPREHENSIVE INCOME                                                --                    --
                                                                 -----------           -----------

COMPREHENSIVE LOSS                                               $   (16,087)          $   (19,360)
                                                                 ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                                 nil                   nil
                                                                 ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted                             5,054,422             5,054,422
                                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2006 and 2005
                                   (UNAUDITED)

                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $(16,087)          $(19,360)
  Adjustments to reconcile net loss to net cash
   used in operating activities
      Depreciation and amortization                                      --                 --
      Increase in accounts payable - trade                               --              8,260
      Increase in accrued interest payable                           11,850             11,100
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                (4,237)                --
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (4,237)                --

Cash at beginning of period                                          41,217                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 36,980           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006


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

On January 18, 2005, Registrant ("AMFG") and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase $740,000 in outstanding debt against AMFG held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The entire principal amount and all accrued interest matured on July 31, 2006. The note payable to shareholder remains outstanding as of March 20, 2007.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2006 and 2005, respectively.

General and administrative expenses for the three month periods ended March 31, 2006 and 2005 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2006 and 2005 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2006 and 2005, respectively, the Company had negative working capital of approximately $918,586 and $866,772, respectively.

The Company and it's creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Mr. Little has advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will not have been a defendant in a civil action which resulted in a final judgments against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                              AMERI-FIRST FINANCIAL GROUP, INC.


Dated: March 19, 2007                         /s/ Glenn A Little
       --------------                         ----------------------------------
                                                                  Glenn A Little
                                                                      President,
                                                        Chief Executive Officer,
                                                                    and Director

Dated: March 19, 2007                         /s/ Glenn A. Little
       --------------                         ----------------------------------
                                                                 Glenn A. Little
                                                        Secretary, Treasurer and
                                                                    Director and
                                                         Chief Financial Officer