Form 10QSB
period 2006-06-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-03-19
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2006

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

                        AMERI-FIRST FINANCIAL GROUP, INC.

                 Form 10-QSB for the Quarter ended June 30, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                  June 30, 2006
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                            $     25,419
                                                                   ------------
      TOTAL CURRENT ASSETS                                               25,419
                                                                   ------------
TOTAL ASSETS                                                       $     25,419
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accrued interest payable                                         $    177,416
  Notes payable to shareholder                                          740,000
  Shareholder advances                                                   50,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               967,416
                                                                   ------------
TOTAL LIABILITIES                                                       967,416
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,387,529)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (941,997)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     25,419
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2006 and 2005
                                   (UNAUDITED)

                                                Six months       Six months      Three months     Three months
                                                  ended            ended            ended            ended
                                                 June 30,         June 30,         June 30,         June 30,
                                                   2006             2005             2006             2005
                                                ----------       ----------       ----------       ----------
REVENUES                                        $       --       $       --       $       --       $       --
                                                ----------       ----------       ----------       ----------

EXPENSES
  General and administrative expenses                2,516            9,573              450            1,313
  Professional Fees                                 13,913               --           11,413               --
                                                ----------       ----------       ----------       ----------
      Total expenses                                16,429            9,573           11,863            1,313
                                                ----------       ----------       ----------       ----------

LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                        (16,429)          (9,573)         (11,863)          (1,313)

OTHER INCOME (EXPENSE)
  Interest income                                      631              111              302              111
  Interest expense                                 (23,700)         (22,604)         (11,850)         (11,504)
                                                ----------       ----------       ----------       ----------
TOTAL OTHER INCOME (EXPENSE)                       (23,069)         (22,493)         (11,548)         (11,393)

LOSS BEFORE PROVISION FOR INCOME TAXES             (39,498)         (32,066)         (23,411)         (12,706)

PROVISION FOR INCOME TAXES                              --               --               --               --
                                                ----------       ----------       ----------       ----------

NET LOSS                                           (39,498)         (32,066)         (23,411)         (12,706)

OTHER COMPREHENSIVE INCOME                              --               --               --               --
                                                ----------       ----------       ----------       ----------

COMPREHENSIVE LOSS                              $  (39,498)      $  (32,066)      $  (23,411)      $  (12,706)
                                                ==========       ==========       ==========       ==========

Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                        $    (0.01)      $    (0.01)             nil              nil
                                                ==========       ==========       ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted           5,054,422        5,054,422        5,054,422        5,054,422
                                                ==========       ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2006 and 2005
                                   (UNAUDITED)

                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $(39,498)          $(32,066)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                       --                 --
     Increase in accounts payable - trade                             8,260
     Increase in accrued interest payable                            23,700             22,604
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                               (15,798)            (1,202)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                                         --             50,000
                                                                   --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                --             50,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                         (15,798)            48,798

Cash at beginning of period                                          41,217                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 25,419           $ 48,798
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2005 and 2005 were nominal, consisting of professional fees related to the Company's attempts to cure various deficiencies in filing periodic reports under the Securities Exchange Act or 1934, as amended, and accrued interest expense on notes/advances payable to officer/shareholders. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2006 and 2005 was $(0.01)and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006 and 2005, respectively, the Company had negative working capital of approximately $941,997 and $879,478, respectively.

The Company and it's significant creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2006, Mr. Little has advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2006, Mr. Little has advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

                                             AMERI-FIRST FINANCIAL GROUP, INC.


Dated: March 19, 2007                        /s/ Glenn A. Little
       --------------                        -----------------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director