Form 10KSB
period 2006-12-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-04-06
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2006

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

The issuer's revenues for the fiscal year ended December 31, 2006 were $-0-.The aggregate market value of voting common equity held by non-affiliates as of March 30, 2007 as approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of March 30, 2007 there were 5,054,422 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                               3
Item 2   Description of Property                                              15
Item 3   Legal Proceedings                                                    15
Item 4   Submission of Matters to a Vote of Security Holders                  15

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                             15
Item 6   Management's Discussion and Analysis or Plan of Operation            16
Item 7   Financial Statements                                                 19
Item 8   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                           19
Item 8A  Controls and Procedures                                              19

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   19
Item 10  Executive Compensation                                               21
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     21
Item 12  Certain Relationships and Related Transactions                       22
Item 13  Exhibits and Reports on 8-K                                          22
Item 14  Principal Accountant Fees and Services                               23

SIGNATURES                                                                    24

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

On March 22, 2000, a change in control of Itronics Communications Corporation occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Ameri-First Financial Group, Inc. (AMFS), a Nevada corporation.

The closing under the Reorganization Agreement consisted of a stock for stock exchange in which Itronics Communications Corporation acquired all of the issued and outstanding common stock of AMFS in exchange for the issuance of 9,386,116 shares of its common stock. As a result of this transaction, Itronics Communications Corporation became a wholly-owned subsidiary of AMFS. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, AMFS became the successor issuer to Itronics Communications Corporation, Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 22, 2000.

On January 18, 2005, Registrant ("AMFS") and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase $740,000 in outstanding debt against AMFS held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000.

The purchase price was placed in the escrow account of Wilkerson's attorneys pending completion of the following conditions precedent.

     1. Receipt of a Good Standing Certificate from the State of Delaware regarding AMFS;

     2. Completion of GAAP audits and tax returns of AMFS for calendar years 2002 and 2003;
     3. Affidavit from the Board of Directors of AMFS that there are no additional outstanding debts or demands from either regulatory groups, debtors, or stockholders;
     4. Receipt of a tax lien and judgment search on AMFS showing no liens or judgments; and
     5. Receipt of resignations from the Board of Directors and all officers of AMFS and the appointment of Glenn Little to the Board of Directors.

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

Despite their failure to complete the GAAP Audits and tax returns as required, the officers and directors of the Company delivered their resignations and the appointment of Little as the sole officer and director of AMFS. On November 2, 2005, Wilkerson delivered the required corporate resolution to effect the transfer of Wilkerson's shares to Little.

Notwithstanding the resignations of the officers and directors of AMFS and their unilateral appointment of Little as the sole officer and director of AMFS and the eventual delivery to Little by Wilkerson of the required resolutions to transfer Wilkerson's stock into Little's name, Little did not deem the transaction closed due to the failure of Wilkerson and AMFS to fulfill the conditions precedent relating to the audit and tax returns.

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

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction may then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

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

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements and audited financial statements and the like.

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

In prior periods, the Company's common stock was traded in the National Association of Securities Dealers (NASD) OTC Bulletin Board (OTCBB) under the symbol AMFS". The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB:

                                             High              Low
                                             ----              ---
YEAR ENDED DECEMBER 31, 2001
   1st Quarter                              0.360             0.210
   2nd Quarter                              0.240             0.010
   3rd Quarter                              0.125             0.125
   4th Quarter                              0.150             0.001

YEAR ENDED DECEMBER 31, 2002 - no posted quotations, as noted above

YEAR ENDED DECEMBER 31, 2003 - no posted quotations, as noted above

YEAR ENDED DECEMBER 31, 2004 - no posted quotations, as noted above

YEAR ENDED DECEMBER 31, 2005 - no posted quotations, as noted above.

YEAR ENDED DECEMBER 31, 2006  NO POSTED QUOTATIONS, AS NOTED ABOVE

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of March 30, 2007, there were approximately 240 shareholders of record of the Company's common stock

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has had no operations or significant assets (other than cash) since the year ended December 31, 2000 and, accordingly, has had no revenue for either of the years ended December 31, 2006 and 2005, respectively.

General and administrative expenses for the years ended December 31, 2006 and 2005 were nominal, principally interest accrued on a debt(s) payable to either Wilkerson Consulting, Inc. or Glenn A. Little. Earnings per share for the respective years ended December 31, 2006 and 2005 were approximately $(0.02) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, respectively, the Company had negative working capital of approximately $(983,013) and $(852,499).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company and it's current significant creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.

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

None.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2005, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with. The Company has been advised that the section 16(a) reports will be filed by May 31, 2007.

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

* Executive Officer and Director as
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

ITEM 13 - EXHIBITS

31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                Year ended       Year ended
                                December 31,     December 31,
                                   2006             2005
                                 -------          -------
     Audit fees                  $11,000          $10,500
     Audit-related fees               --               --
     Tax fees                         --               --
     All other fees                   --               --
                                 -------          -------

        Totals                   $11,000          $10,500
                                 =======          =======

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, Communication with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2006 and 2005 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

The Company's principal accountant, LBB & Associates Ltd., LLP did not engage any other persons or firms other than the principal accountant.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            AMERI-FIRST FINANCIAL GROUP, INC.


Dated: April 4, 2007                        By: /s/ Glenn A. Little
       -------------                           ---------------------------------
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


Dated: April 4, 2007                        By: /s/ Glenn A. Little
       -------------                           ---------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                        AMERI-FIRST FINANCIAL GROUP, INC.

                                    CONTENTS
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS

   Balance Sheet
     as of December 31, 2006                                                 F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2006 and 2005                          F-4

   Statements of Shareholders' Deficit
     for the years ended December 31, 2006 and 2005                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2006 and 2005                          F-6

   Notes to Financial Statements                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ameri-First Financial Group, Inc.
Plano, Texas, USA


We have audited the accompanying balance sheet of Ameri-First Financial Group, Inc. as of December 31, 2006, and the related statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-First Financial Group, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LBB & Associates Ltd., LLP
----------------------------------
Houston, Texas
March 25, 2007

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2006


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     20,806
                                                                   ------------
TOTAL CURRENT ASSETS                                               $     20,806
                                                                   ------------
TOTAL ASSETS                                                       $     20,806
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accrued interest payable to shareholder                          $    213,819
  Shareholder - advances                                                 50,000
  Note payable to shareholder                                           740,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       1,003,819
                                                                   ------------
TOTAL LIABILITIES                                                     1,003,819
                                                                   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,428,545)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (983,013)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     20,806
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2006 and 2005


                                                   2006                 2005
                                                ----------           ----------

REVENUES                                        $       --           $       --
                                                ----------           ----------
EXPENSES
  General and administrative expenses               21,574                9,573
                                                ----------           ----------

LOSS FROM OPERATIONS                               (21,574)              (9,573)

OTHER INCOME (EXPENSE)
  Interest, dividend and other income                1,163                  790
  Interest expense                                 (60,103)             (46,304)
                                                ----------           ----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (80,514)             (55,087)

PROVISION FOR INCOME TAXES                              --                   --
                                                ----------           ----------

NET LOSS                                           (80,514)             (55,087)

OTHER COMPREHENSIVE INCOME                              --                   --
                                                ----------           ----------

COMPREHENSIVE LOSS                              $  (80,514)          $  (55,087)
                                                ==========           ==========

Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                        $    (0.02)          $    (0.01)
                                                ==========           ==========
Weighted-average number of shares
 outstanding - basic and fully diluted           5,054,422            5,054,422
                                                ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 2006 and 2005

                                                               Additional
                                               Common stock      paid-in         Accumulated
                                    Shares        amount         capital           deficit            Total
                                    ------        ------         -------           -------            -----
BALANCES AT JANUARY 1, 2005        5,054,422      $   50      $ 31,445,482      $(32,292,944)      $ (847,412)

Net loss                                  --          --                --           (55,087)         (55,087)
                                  ----------      ------      ------------      ------------       ----------

BALANCES AT DECEMBER 31, 2005      5,054,422          50        31,445,482       (32,348,031)        (902,499)

Net loss                                  --          --                --           (80,514)         (80,514)
                                  ----------      ------      ------------      ------------       ----------

BALANCES AT DECEMBER 31, 2006      5,054,422      $   50      $ 31,445,482      $(32,428,545)      $ (983,013)
                                  ==========      ======      ============      ============       ----------

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005

                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(80,514)          $(55,087)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Increase in accrued interest payable                            60,103             46,304
                                                                   --------           --------
        NET CASH USED IN OPERATING ACTIVITIES                       (20,411)            (8,783)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder - advances                                   --             50,000
                                                                   --------           --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        --             50,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                         (20,411)            41,217

Cash at beginning of period                                          41,217                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 20,806           $ 41,217
                                                                   ========           --------

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On March 22, 2000, pursuant to the closing of an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Ameri-First Financial Group, Inc. (AMFS), a Nevada corporation, effected a change in control of Itronics Communications Corporation, which was incorporated on August 22, 1995 under the laws of the State of Delaware.

The closing under the Reorganization Agreement consisted of a stock for stock exchange in which Itronics Communications Corporation acquired all of the issued and outstanding common stock of AMFS in exchange for the issuance of 9,386,116 shares of its common stock. As a result of this transaction, Itronics Communications Corporation became a wholly-owned subsidiary of AMFS.

The Reorganization was approved by the unanimous consent of the Board of Directors of Ameri-First Financial Group on March 20, 2000. The Reorganization qualified as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Prior to the Agreement, AMFS had 9,386,116 shares of common stock issued and outstanding. Following the Agreement, Ameri-First had 9,436,116 shares of common stock outstanding. AMFS, formerly known as Tahoe Pacific Corporation and Pacific Holdings, Inc., was incorporated in the State of Nevada on September 27, 1996. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, AMFS became the successor issuer to Itronics Communications Corporation, Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective March 22, 2000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

b. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

c. Financial instruments

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

d. Stock-based compensation

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

e. Earnings (loss) per share

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

     At December 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

f. Recent Accounting Pronouncements

     ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

     In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No.
     109.  FIN 48  prescribes  detailed  guidance  for the  financial  statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Companies' financial position, results of operations, or cash flows.

     CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

     FAIR VALUE MEASUREMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations, and cash flows.

     THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company has limited assets or operating activity as of December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - NOTE PAYABLE TO SHAREHOLDERS AND SHAREHOLDERS - ADVANCES

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006. On January 18, 2005, the Company and Wilkerson

Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase the $740,000 in outstanding debt against AMFS held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000.

The Company and its significant creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to advance the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30, 2005, Mr. Little has advanced $50,000 under this agreement, with an initial scheduled maturity date in May 2007.

NOTE 6 - INCOME TAXES

Ameri-First Financial Group, Inc., follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of a (a) temporary difference between carrying accounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized

Concurrent with a change in control in January 2006, the Company has an operating loss carryforward for income tax purpose of approximately $29,000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The provision for refundable Federal income tax consists of the following:

                                                 December 31,       December 31,
                                                    2006               2005
                                                  --------           --------
Refundable Federal income tax attributed to:
  Current Operations                              $  7,000           $  3,000
  Less, Change in valuation allowance               (7,000)            (3,000)
                                                  --------           --------
Net refundable amount                             $     --           $     --
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 December 31,
                                                    2006
                                                  --------
Deferred tax assets attributable to:
  Net operating Loss                              $ 10,000
  Less, valuation allowance                        (10,000)
                                                  --------
Net refundable amount                             $     --
                                                  ========