Form 10QSB
period 2007-03-31
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-05-10
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 20, 2007: 20,054,422

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation            7

  Item 3 Controls and Procedures                                              9

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   10

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         10

  Item 3 Defaults Upon Senior Securities                                     10

  Item 4 Submission of Matters to a Vote of Security Holders                 10

  Item 5 Other Information                                                   10

  Item 6 Exhibits                                                            10

SIGNATURES                                                                   10

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                 March 31, 2007

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      3,096
                                                                   ------------
      TOTAL CURRENT ASSETS                                         $      3,096
                                                                   ------------

TOTAL ASSETS                                                       $      3,096
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $      3,000
  interest payable                                                      232,806
  Note payable to shareholder                                           740,000
  Shareholder advances                                                   50,000
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       1,025,806
                                                                   ------------

TOTAL LIABILITIES                                                     1,025,806
                                                                   ------------

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value
    25,000,000 shares authorized
    5,054,422 shares issued and outstanding                                  50
  Additional paid-in capital                                         31,445,482
  Accumulated deficit                                               (32,468,242)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                    (1,022,710)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $      3,096
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                Three months          Three months
                                                                   ended                 ended
                                                                  March 31,             March 31,
                                                                    2007                  2006
                                                                 -----------           -----------
REVENUES                                                         $        --           $        --
                                                                 -----------           -----------
EXPENSES
  General and administrative expenses                                  5,735                 2,066
  Professional Fees                                                   15,158                 2,500
                                                                 -----------           -----------
      TOTAL EXPENSES                                                  20,893                 4,566
                                                                 -----------           -----------

LOSS BEFORE OTHER INCOME AND PROVISION FOR INCOME TAXES              (20,893)               (4,566)

OTHER INCOME (EXPENSE)
  Interest Income                                                        183                   329
  Interest Expense                                                   (18,987)              (11,850)
                                                                 -----------           -----------
      TOTAL OTHER EXPENSE                                            (18,804)              (11,521)
                                                                 -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                               (39,697)              (16,087)

PROVISION FOR INCOME TAXES                                                --                    --
                                                                 -----------           -----------

NET LOSS                                                             (39,697)              (16,087)

OTHER COMPREHENSIVE INCOME                                                --                    --
                                                                 -----------           -----------

COMPREHENSIVE LOSS                                               $   (39,697)          $   (16,087)
                                                                 ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                         $      0.01           $      0.00
                                                                 ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted                             5,054,422             5,054,422
                                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $(39,697)          $(16,087)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                       --                 --
     Increase in accounts payable - trade                             3,000                 --
     Increase in accrued interest payable                            18,987             11,850
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                               (17,710)            (4,237)
                                                                   --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------


DECREASE IN CASH                                                    (17,710)            (4,237)

Cash at beginning of period                                          20,806             41,217
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  3,096           $ 36,980
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - BASIS OF PRESENTATION

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

NOTE 2 - SUBSEQUENT EVENT

On April 12, 2007, the Company settled the accrued interest owed to the sole director with the issuance of stock. The transaction approved by the sole director authorized the issuance of 15,000,000 shares of restricted common stock in payment of accrued interest owed to him in the amount of $232,806. Upon the issuance of these shares the sole director is now the majority shareholder.

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

(2) RESULTS OF OPERATIONS

The Company had no significant revenue for either of the three month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for the three month periods ended March 31, 2007 and 2006 were nominal. The Company had been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2007 and 2006 was $0.01 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007 and 2006, respectively, the Company had negative working capital of approximately $1,022,710 and $918,586 respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On April 12, 2007, the Company settled the accrued interest owed to the sole director with the issuance of stock. The transaction approved by the sole director authorized the issuance of 15,000,000 shares of restricted common stock in payment of accrued interest owed to him in the amount of $232,806. Upon the issuance of these shares the sole director is now the majority shareholder.

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

                                           AMERI-FIRST FINANCIAL GROUP, INC.


Dated: May 9, 2007                         /s/ Glenn A Little
       -----------                         -------------------------------------
                                                                  Glenn A Little
                                                                      President,
                                                        Chief Executive Officer,
                                                                    and Director


Dated: May 9, 2007                         /s/ Glenn A. Little
       -----------                         -------------------------------------
                                                                 Glenn A. Little
                                                        Secretary, Treasurer and
                                                                    Director and
                                                         Chief Financial Officer