Form 10QSB
period 2007-06-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-08-01
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 07/25/2007: 3,300

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

                 Form 10-QSB for the Quarter ended June 30, 2007

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.
                                  BALANCE SHEET
                                  June 30, 2007
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     15,533
                                                                   ------------
TOTAL CURRENT ASSETS                                                     15,533
                                                                   ------------

      TOTAL ASSETS                                                 $     15,533
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES
  Accrued interest payable                                               19,422
  Notes payable to shareholder                                          740,000
  Shareholder advances                                                   65,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               824,422
                                                                   ------------

      TOTAL LIABILITIES                                                 824,422
                                                                   ------------

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value,
    25,000,000 shares authorized,
    3,300 shares issued and outstanding                                      --
  Additional paid-in capital                                         31,690,338
  Accumulated deficit                                               (32,499,227)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (808,889)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $     15,533
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2007 and 2006
                                   (UNAUDITED)


                                                   Six months     Six months     Three months    Three months
                                                     ended          ended           ended           ended
                                                    June 30,       June 30,        June 30,        June 30,
                                                      2007           2006            2007            2006
                                                    --------       --------        --------        --------
REVENUES                                            $     --       $     --        $     --        $     --
                                                    --------       --------        --------        --------
EXPENSES
  General and administrative expenses                  4,538          2,516           1,802             450
  Professional fees                                   27,988         13,913           9,830          11,413
                                                    --------       --------        --------        --------
      Total expenses                                  32,526         16,429          11,632          11,863
                                                    --------       --------        --------        --------
LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                          (32,526)       (16,429)        (11,632)        (11,863)

OTHER INCOME (EXPENSE)
  Interest income                                        253            631              70             302
  Interest expense                                   (38,409)       (23,700)        (19,422)        (11,850)
                                                    --------       --------        --------        --------
TOTAL OTHER EXPENSE                                  (38,156)       (23,069)        (19,352)        (11,548)

LOSS BEFORE PROVISION FOR INCOME TAXES               (70,682)       (39,498)        (30,984)        (23,411)

PROVISION FOR INCOME TAXES                                --             --              --              --
                                                    --------       --------        --------        --------

NET LOSS                                             (70,682)       (39,498)        (30,984)        (23,411)

OTHER COMPREHENSIVE INCOME                                --             --              --              --
                                                    --------       --------        --------        --------

COMPREHENSIVE LOSS                                  $(70,682)      $(39,498)       $(30,984)       $(23,411)
                                                    ========       ========        ========        ========

Loss per share of common stock outstanding
 computed on net loss - basic and fully diluted     $    (99)      $   (146)       $    (27)       $    (87)
                                                    ========       ========        ========        ========
Weighted-average number of shares
 outstanding - basic and fully diluted                   714            270           1,153             270
                                                    ========       ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2007 and 2006
                                   (UNAUDITED)

                                                                      2007                2006
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $ (70,682)          $ (39,498)
  Adjustments to reconcile net loss to net cash
   used in operating activities
      Increase in accrued interest payable                            38,409              23,700
                                                                   ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                (32,273)            (15,798)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                                      15,000                  --
  Proceeds from private placement                                     12,000                  --
                                                                   ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             27,000                  --
                                                                   ---------           ---------

DECREASE IN CASH                                                      (5,273)            (15,798)
                                                                   ---------           ---------

Cash at beginning of period                                           20,806              41,217
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $  15,533           $  25,419
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $      --           $      --
                                                                   =========           =========
  Income taxes paid for the year                                   $      --           $      --
                                                                   =========           =========
NON-CASH
  Issuance of stock to settle debt                                 $ 232,806           $      --
                                                                   =========           =========


   The accompanying notes are an integral part of these financial statements.

                        AMERI-FIRST FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

Certain amounts in the 2006 financial statements have been reclassified to conform to the June 30, 2007 financial statement presentation.

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

NOTE 2 - COMMON STOCK

On April 12, 2007, the Company settled $232,806 worth of accrued interest owned to Glenn A. Little, the sole director, with the issuance of stock. The transaction authorized the issuance of 15,000,000 shares of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split resulting in 30 shares post-split.

Effective May 30, 2007 the issued and outstanding shares of the Company reverse split on a one share for each 500,000 shares basis with fractional shares rounded up to the nearest whole share.

On June 4, 2007, the Company issued 3,000 shares of restricted common stock in a private placement ($4.00 per share) for a cash payment of $12,000. Of the shares issued 2,850 were issued to Glenn A. Little, the sole director.

As a result of these two issuances and the reverse split, Glenn A Little owns 2,905 or 88% of the outstanding shares of the common stock.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2007 and 2006 were nominal, consisting of professional fees related to the Company's attempts to cure various deficiencies in filing periodic reports under the Securities Exchange Act or 1934, as amended, and accrued interest expense on notes/advances payable to officer/shareholders. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $99 and $146 respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, respectively, the Company had negative working capital of approximately $808,889 and $941,997, respectively.

The Company and it's significant creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to advance the Company up to $70,000 with a maturity period not to exceed two (3) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2007, Mr. Little has advanced approximately $65,000 under this agreement, with a maturity date in November 2007.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On April 12, 2007, the Company settled the accrued interest owned to Glenn A. Little, the sold director with the issuance of stock. The transaction authorized the issuance of 15,000,000 shares of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split resulting in 30 shares.

On June 4, 2007, the Company issued 3,000 shares of restricted common stock for a cash payment of $12,000. Of the shares issued 2,850 were issued to Glenn A. Little, the sole director.

As a result of these two issuances and the reverse split, Glenn A Little owns 2,905 or 88% of the outstanding shares of the common stock.

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

                                               AMERI-FIRST FINANCIAL GROUP, INC.


Dated: July 27, 2007                           /s/ Glenn A. Little
       -------------                           ---------------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director