Form 10QSB
period 2007-09-30
AMERI-FIRST FINANCIAL GROUP INC
filed 2007-10-18
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 18, 2007: 3,622 shares outstanding

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        AMERI-FIRST FINANCIAL GROUP, INC.

              Form 10-QSB for the Quarter ended September 30, 2007

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        Ameri-First Financial Group, Inc.
                                  Balance Sheet
                               September 30, 2007
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash                                                            $     12,440
                                                                   ------------
      TOTAL CURRENT ASSETS                                               12,440
                                                                   ------------
TOTAL ASSETS                                                       $     12,440
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accrued interest payable                                         $     38,844
  Notes payable to shareholder                                          740,000
  Shareholder advances                                                   65,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         843,844
                                                                   ------------
TOTAL LIABILITIES                                                       843,844
                                                                   ------------

SHAREHOLDERS' DEFICIT
  Common stock - $0.00001 par value,
   25,000,000 shares authorized,
   3,622 shares issued and outstanding                                       --
  Additional paid-in capital                                         31,690,338
  Accumulated deficit                                               (32,521,742)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (831,404)
                                                                   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $     12,440
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        Ameri-First Financial Group, Inc.
                 Statements of Operations and Comprehensive Loss
             Nine and three months ended September 30, 2007 and 2006
                                   (Unaudited)

                                                  Nine months        Nine months       Three months       Three months
                                                    ended              ended              ended              ended
                                                 September 30,      September 30,      September 30,      September 30,
                                                     2007               2006               2007               2006
                                                   --------           --------           --------           --------
REVENUES                                           $     --           $     --           $     --           $     --
                                                   --------           --------           --------           --------
EXPENSES
  General and administrative expenses                 5,227              2,896                690                380
  Professional fees                                  30,544             13,913              2,556                 --
                                                   --------           --------           --------           --------
      Total expenses                                 35,771             16,809              3,246                380
                                                   --------           --------           --------           --------

LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                         (35,771)           (16,809)            (3,246)              (380)

OTHER INCOME (EXPENSE)
  Interest income                                       405                908                153                277
  Interest expense                                  (57,831)           (40,484)           (19,422)           (16,784)
                                                   --------           --------           --------           --------
TOTAL OTHER EXPENSE                                 (57,426)           (39,576)           (19,269)           (16,507)

LOSS BEFORE PROVISION FOR INCOME TAXES              (93,197)           (56,385)           (22,515)           (16,887)

PROVISION FOR INCOME TAXES                               --                 --                 --                 --
                                                   --------           --------           --------           --------

NET LOSS                                            (93,197)           (56,385)           (22,515)           (16,887)

OTHER COMPREHENSIVE INCOME                               --                 --                 --                 --
                                                   --------           --------           --------           --------

COMPREHENSIVE LOSS                                 $(93,197)          $(56,385)          $(22,515)          $(16,887)
                                                   ========           ========           ========           ========

Loss per share of common stock outstanding
 computed on net loss - basic and fully diluted    $ (48.87)          $ (95.24)          $  (6.22)          $ (28.53)
                                                   ========           ========           ========           ========
Weighted-average number of shares
 outstanding - basic and fully diluted                1,907                592              3,622                592
                                                   ========           ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                        Ameri-First Financial Group, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $(93,197)          $(56,385)
  Adjustments to reconcile net loss
   to net cash used in operating activities
     Increase in accrued interest payable                            57,831             40,484
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                               (35,366)           (15,901)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                                     15,000                 --
  Proceeds from private placement                                    12,000                 --
                                                                   --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            27,000                 --
                                                                   --------           --------

DECREASE IN CASH                                                     (8,366)           (15,901)
                                                                   --------           --------

Cash at beginning of period                                          20,806             41,217
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 12,440           $ 25,316
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
Income taxes paid for the year                                     $     --           $     --
                                                                   ========           ========
NON-CASH
  Issuance of stock to settle debt                                 $232,806           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                        Ameri-First Financial Group, Inc.
                          Notes to Financial Statements
                               September 30, 2007
                                   (Unaudited)

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

NOTE 2 - COMMON STOCK

On April 12, 2007, the Company settled $232,806 worth of accrued interest owned to Glenn A. Little, the sole director, with the issuance of stock. The transaction authorized the issuance of 15,000,000 pre-split shares of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split resulting in 30 shares post-split.

Effective May 30, 2007, the issued and outstanding shares of the Company reverse split on a one share for each 500,000 shares basis with fractional shares rounded up to the nearest whole share. All common stock amounts in this report have been restated to account for the stock split and retroactive effect has been given to the financial statements.

On June 4, 2007, the Company issued 3,000 post-split shares of restricted common stock in a private placement ($4.00 per share) for a cash payment of $12,000. Of the shares issued 2,850 were issued to Glenn A. Little, the sole director.

As a result of these two issuances and the reverse split, Glenn A Little owns 2,905 or 80% of the outstanding shares of the common stock.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2007 and 2006 were nominal, consisting of professional fees related to the Company's attempts to cure various deficiencies in filing periodic reports under the Securities Exchange Act or 1934, as amended, and accrued interest expense on notes/advances payable to officer/shareholders. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Loss per share for the respective nine month periods ended September, 2007 and 2006 were $48.87 and $95.24 respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, respectively, the Company had negative working capital of approximately $831,404 and $958,884, respectively.

The Company and it's significant creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has verbally agreed to advance the Company up to $70,000 with a maturity period not to exceed two (3) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30, 2007, Mr. Little has advanced approximately $65,000 under this agreement, with a maturity date in November 2007.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On April 12, 2007, the Company settled the accrued interest owned to Glenn A. Little, the sole director with the issuance of stock. The transaction authorized the issuance of 15,000,000 pre-split shares of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split resulting in 30 shares.

On June 4, 2007, the Company issued 3,000 shares of restricted common stock for a cash payment of $12,000. Of the shares issued 2,850 were issued to Glenn A. Little, the sole director.

As a result of these two issuances and the reverse split, Glenn A Little owns 2,905 or 80% of the outstanding shares of the common stock.

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


Dated: October 18, 2007                        /s/ Glenn A. Little
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