Form 10KSB
period 2007-12-31
Eight Dragons Co.
filed 2008-02-01
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                         Commission File Number: 0-28453


                              Eight Dragons Company
                  (Formerly Ameri-First Financial Group, Inc.)
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                  75-2610236
(State of incorporation)                                (IRS Employer ID Number)

                 211 West Wall Street, Midland, Texas 79701-4556
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

     Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock - $0.001 par value

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $-0-.The aggregate market value of voting common equity held by non-affiliates as of December 31, 2007 as approximately $-0-, as there are no current quotes available for the Registrant's equity securities. As of January XX, 2008 there were 362,200 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              EIGHT DRAGONS COMPANY

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1  Description of Business                                             3
Item 2  Description of Property                                            15
Item 3  Legal Proceedings                                                  15
Item 4  Submission of Matters to a Vote of Security Holders                15

PART II

Item 5  Market for Company's Common Stock and Related Stockholders
          Matters                                                          15
Item 6  Management's Discussion and Analysis or Plan of Operation          16
Item 7  Financial Statements                                               18
Item 8  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                        19
Item 8A Controls and Procedures                                            19

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                19
Item 10 Executive Compensation                                             21
Item 11 Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  21
Item 12 Certain Relationships and Related Transactions                     21
Item 13 Exhibits and Reports on 8-K                                        22
Item 14 Principal Accountant Fees and Services                             22

SIGNATURES                                                                 23

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

On March 22, 2000, a change in control of Itronics Communications Corporation occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Eight Dragons formerly Ameri-First Financial Group, Inc. (AMFG), a Delaware corporation.

The closing under the Reorganization Agreement consisted of a stock for stock exchange in which Itronics Communications Corporation acquired all of the issued and outstanding common stock of AMFG in exchange for the issuance of 9,386,116 shares of its common stock. As a result of this transaction, Itronics Communications Corporation became a wholly-owned subsidiary of AMFG.

On January 18, 2005, Registrant and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase $740,000 in outstanding debt against AMFG held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares) for cash consideration of $60,000.

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

On January 2, 2006 Little waived the failure of the completion of conditions precedent and accepted his appointment as an officer and director of the Registrant and deemed the transaction closed as of that date.

On April 12, 2007 the Company settled $232,806 worth of accrued interest owned to Glenn A. Little, the sole director, with the issuance of stock. The transaction authorized the issuance of 15,000,000 shares of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split and 100:1 forward split resulting in 3,000 shares post-split.

Effective May 30, 2007 the issued and outstanding shares of the Company reverse split on a one share for each 500,000 shares basis with fractional shares rounded up to the nearest whole share.

On June 4, 2007, the Company issued 3,000 shares of restricted common stock in a private placement ($4.00 per share) for a cash payment of $12,000. These shares were subject to the subsequent 100:1 forward split resulting in 300,000 shares post-split. Of the shares issued 285,000 shares post-split were issued to Glenn
A. Little, the sole director.

In order to change the Company's domicile from Delaware to Nevada a wholly owned subsidiary Eight Dragons Company was formed and the Company was merged into the subsidiary. The Agreement and Plan of Merger provided that each outstanding share of the Company's common stock would convert into 100 shares of Eight Dragons Company stock without further action on the part of the shareholders.

The Company's Board of Directors approved the change of domicile as noted above on October 24, 2007. In connection with the Company's change of domicile from Delaware to Nevada, the Company's authorized capital stock will be changed from 25,000,000 shares of common stock par value $.00001 to 100,000,000 shares of Common Stock par value $.0001 and 50,000,000 shares of Preferred Stock par value $.0001.

As the result of these actions the Company had 362,200 shares of common stock of which 290,500 or 80.2% were owned by Glenn Little.

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

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

NO PUBLIC MARKET EXISTS

There is currently a limited public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Many lending institutions will not permit the use of such securities as collateral for any loans.

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES

Of the 362,200 presently issued and outstanding shares of the Company's stock 303,000 shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

In prior periods, the Company's common stock was traded on the National Association of Securities Dealers (NASD) OTC Bulletin Board (OTCBB). The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTCBB:

YEAR ENDED DECEMBER 31, 2004 - no posted quotations

YEAR ENDED DECEMBER 31, 2005 - no posted quotations

YEAR ENDED DECEMBER 31, 2006 - no posted quotations

YEAR ENDED DECEMBER 31, 2007 - no posted quotations

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of January 29, 2008 there were approximately 276 shareholders of record and 280 stockholders whose positions were held in brokerage accounts. The current symbol on the OTC Bulletin Board is EDRG.

TRANSFER AGENT

Our independent stock transfer agent is Securities Transfer Company, located in Frisco, Texas. Their mailing address and telephone number is: 2591 Dallas Parkway, Suite 102; Frisco, Texas 75034; (469) 633-0101 (voice); (469) 633-0088
(facsimile).

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On April 12, 2007, the Company settled $232,806 worth of accrued interest owned to Glenn A. Little, the sole director, with the issuance of stock. The transaction authorized the issuance of 15,000,000 shares (pre-splits) of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split and 100:1 forward split resulting in 3,000 shares post-splits.

On June 4, 2007, the Company issued 3,000 shares of restricted common stock in a private placement ($4.00 per share) for a cash payment of $12,000. These shares were subject to the subsequent 100:1 forward split resulting in 300,000 shares post-split. Of the shares issued 285,000 shares post-split were issued to Glenn
A. Little, the sole director.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has had no operations or significant assets since the year ended December 31, 2000 and, accordingly, has had no revenue for either of the years ended December 31, 2007 and 2006, respectively.

General and administrative expenses for the years ended December 31, 2007 and 2006 were nominal, principally interest accrued on a debt(s) payable to Glenn A. Little. Earnings per share for the respective years ended December 31, 2007 and 2006 were approximately $(0.53) and $(1.36), respectively, based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2007 and 2006, respectively, the Company had negative working capital of approximately $(797,145) and $(983,013).

The Company and it's current controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little had agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007. In 2007 this agreement was modified to $75,000 and maturity extended to December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company and it's current controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little had agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007. In 2007 this agreement was modified to $75,000 and maturity extended to December 31, 2008.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A - CONTROLS AND PROCEDURES

As of the date of this filing, an evaluation of the effectiveness of the design and operation of Eight Dragons Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

          Name                 Age             Position Held and Tenure
          ----                 ---             ------------------------
     Glenn A. Little           54         President, Chief Executive Officer
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

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003. Additionally, Mr. Little was appointed by the 142nd District Court, Midland County, State of Texas as Receiver to take charge of the corporate affairs of Texas American Group, Inc (a dormant publicly-held company) and to take all steps necessary to reorganize this entity.

Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. In each situation, the business purpose and plan of operation, after Mr. Little's acquisition of a controlling position, became identical to that of the Company's as of the date of this filing. Mr. Little is no longer a controlling shareholder, officer or director of any of the entities in which he has participated in the reactivation of effective with the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly-owned. It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of its current plan of operations. He is reportedly willing to eat fruitcake.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2007, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

                                                                  % of Class
     Name and address                   Number of Shares      Beneficially Owned
     ----------------                   ----------------      ------------------
Glenn A. Little *                            290,500               80.2%
211 West Wall Street
Midland Texas 79701

Total of stockholders owning more that       290,500               80.2%
 5% of the outstanding shares

* Executive Officers and Directors as        290,500               80.2%
 a group (one person)

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

ITEM 13 - EXHIBITS

31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                               Year ended       Year ended
                               December 31,     December 31,
                                   2007             2006
                                 -------          -------
     Audit fees                  $19,000          $11,000
     Audit-related fees               --               --
     Tax fees                         --               --
     All other fees                   --               --
                                 -------          -------

        Totals                   $19,000          $11,000
                                 =======          =======

The Company has not designated a formal audit committee. As defined, however, in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2007 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the
Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

The Company's principal accountant, LBB & Associates Ltd., LLP did not engage any other persons or firms other than the principal accountant.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                                              EIGHT DRAGONS COMPANY


Dated: January 29, 2008                       By: /s/ Glenn A. Little
       ----------------                          -------------------------------
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


Dated: January 29, 2008                       By: /s/ Glenn A. Little
       ----------------                          -------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

FINANCIAL STATEMENTS

   Balance Sheet
     as of December 31, 2007                                                 F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2007 and 2006                          F-4

   Statements of Shareholders' Deficit
     for the years ended December 31, 2007 and 2006                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2007 and 2006                          F-6

Notes to Financial Statements                                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Eight Dragons Company
(Formerly Ameri-First Financial Group, Inc.)
Midland, Texas

We have audited the accompanying balance sheet of Eight Dragons Company (Formerly Ameri-First Financial Group, Inc.) as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circums tances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Dragons Company as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LBB & Associates Ltd., LLP
---------------------------------------
LBB & Associates Ltd., LLP

Houston, Texas
January 21, 2008

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                                  BALANCE SHEET
                                December 31, 2007


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $      1,121
                                                                   ------------
      TOTAL CURRENT ASSETS                                         $      1,121
                                                                   ------------

TOTAL ASSETS                                                       $      1,121
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $         --
  Accrued interest payable to shareholder                                58,266
  Note payable to shareholder                                           740,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         798,266

LONG-TERM LIABILITIES
  Shareholder - advances                                                 65,000
                                                                   ------------

TOTAL LIABILITIES                                                  $    863,266
                                                                   ------------

SHAREHOLDERS' DEFICIT
  Preferred stock - $0.0001 par value
    50,000,000 shares authorized
    no shares issued and outstanding                                         --
  Common stock - $0.0001 par value
    100,000,000 shares authorized
    362,200 shares issued and outstanding                                    36
  Additional paid-in capital                                         31,690,302
  Accumulated deficit                                               (32,552,483)
                                                                   ------------

      TOTAL SHAREHOLDERS' DEFICIT                                      (862,145)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $      1,121
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2007 and 2006


                                                    2007                2006
                                                  ---------           ---------

REVENUES                                          $      --           $      --
                                                  ---------           ---------

EXPENSES
  General and administrative expenses                47,175              21,574
                                                  ---------           ---------

LOSS FROM OPERATIONS                                (47,175)            (21,574)

OTHER INCOME (EXPENSE)
  Interest, dividend and other income                   490               1,163
  Interest expense                                  (77,253)            (60,103)
                                                  ---------           ---------

LOSS BEFORE PROVISION FOR INCOME TAXES             (123,938)            (80,514)

PROVISION FOR INCOME TAXES                               --                  --
                                                  ---------           ---------

NET LOSS                                           (123,938)            (80,514)

OTHER COMPREHENSIVE INCOME                               --                  --
                                                  ---------           ---------

COMPREHENSIVE LOSS                                $(123,938)          $ (80,514)
                                                  =========           =========

Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                          $   (0.53)          $   (1.36)
                                                  =========           =========
Weighted-average number of shares
 outstanding - basic and fully diluted              233,964              59,200
                                                  =========           =========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 2007 and 2006

                                                              Additional
                                             Common stock      paid-in          Accumulated
                                    Shares      amount         capital            deficit             Total
                                    ------      ------         -------            -------             -----
BALANCES AT DECEMBER 31, 2005       59,200      $    6      $ 31,445,526       $(32,348,031)      $ (902,499)

Net loss                                --          --                --            (80,514)         (80,514)
                                   -------      ------      ------------       ------------       ----------

BALANCES AT DECEMBER 31, 2006       59,200           6        31,445,526        (32,428,545)        (983,013)

Common stock for debt                3,000          --           232,806                 --          232,806

Private placement                  300,000          30            11,970                 --           12,000

Net loss
                                        --          --                --           (123,938)        (123,938)
                                   -------      ------      ------------       ------------       ----------

BALANCES AT DECEMBER 31, 2007      362,200      $   36      $ 31,690,302       $(32,552,483)      $ (862,145)
                                   =======      ======      ============       ============       ==========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2007 and 2006

                                                                     2007                2006
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $(123,938)          $ (80,514)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Increase in accrued interest payable                             77,253              60,103
                                                                   ---------           ---------
          NET CASH USED IN OPERATING ACTIVITIES                      (46,685)            (20,411)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder - loan                                    15,000                  --
  Proceeds from private placement                                     12,000                  --
                                                                   ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   27,000                  --
                                                                   ---------           ---------

DECREASE IN CASH                                                     (19,685)            (20,411)

Cash at beginning of period                                           20,806              41,217
                                                                   ---------           ---------
CASH AT END OF PERIOD                                              $   1,121           $  20,806
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $      --           $      --
                                                                   =========           =========
  Income taxes paid for the year                                   $      --           $      --
                                                                   =========           =========

NON-CASH ISSUANCE OF STOCK TO SETTLE DEBT                          $ 232,806           $      --


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On March 22, 2000, pursuant to the closing of an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Itronics Communications Corporation and Eight Dragons Company (AFFG), a Nevada corporation, effected a change in control of Itronics Communications Corporation, which was incorporated on August 22, 1995 under the laws of the State of Delaware.

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

b. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percent or more of the issued and outstanding securities of the Company.

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


c. Financial instruments

     The carrying amount of the Company's financial instruments, which include cash, accounts payable and accrued liabilities, shareholder debt, and short term debt, long term debt, approximate fair value in relation to current market conditions. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

     At December 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

f. Recent Accounting Pronouncements

     FAIR VALUE MEASUREMENTS - SFAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles
     (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods
     (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


     THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - SFAS 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

     NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - SFAS 160
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company has limited assets or operating activity as of December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


NOTE 4 - COMMON STOCK

On April 12, 2007, the Company settled $232,806 worth of accrued interest owned to Glenn A. Little, the sole director, with the issuance of stock. The transaction authorized the issuance of 15,000,000 shares (pre-splits) of restricted common stock in payment of accrued interest in the amount of $232,806. These shares were subject to the subsequent 1:500,000 reverse split and 100:1 forward split resulting in 3,000 shares post-splits.

Effective May 30, 2007 the issued and outstanding shares of the Company reverse split on a one share for each 500,000 shares basis with fractional shares rounded up to the nearest whole share.

On June 4, 2007, the Company issued 3,000 shares of restricted common stock in a private placement ($4.00 per share) for a cash payment of $12,000. These shares were subject to the subsequent 100:1 forward split resulting in 300,000 shares post-split. Of the shares issued 285,000 shares post-split were issued to Glenn
A. Little, the sole director.

As a result of these two issuances and the reverse split and forward split, Glenn A Little owns 290,500 shares or 88% of the outstanding shares of the common stock.

NOTE 5 - NOTE PAYABLE TO SHAREHOLDERS AND SHAREHOLDERS - ADVANCES

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. as compensation to replace a guarantee related to a former officer's debt. This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal. The note was payable on demand, or if no demand is made, the entire principal amount and all accrued interest shall be due and payable on July 31, 2006. On January 18, 2005, the Company and Wilkerson Consulting, Inc. ("Wilkerson") entered into a Debt and Stock Purchase Agreement with Glenn A. Little ("Little") pursuant to which Little agreed to purchase the $740,000 in outstanding debt against Eight Dragons Company held by Wilkerson and to purchase Wilkerson's stock in the Company, (700,000 shares, pre -splits) for cash consideration of $60,000.

Mr. Little had agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007. In 2007 this agreement was modified to $75,000 and maturity extended to December 31, 2008.

The Company and its significant creditor, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

NOTE 6 - INCOME TAXES

Ameri-First Financial Group, Inc., follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of a (a) temporary difference between carrying accounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized

                              EIGHT DRAGONS COMPANY
                  (FORMERLY AMERI-FIRST FINANCIAL GROUP, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


Concurrent with a change in control in January 2006, the Company has an operating loss carryforward for income tax purpose of approximately $76,000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The provision for refundable Federal income tax consists of the following:

                                                December 31,       December 31,
                                                   2007               2006
                                                 --------           --------
Refundable Federal income tax attributed to:
   Current Operations                            $ 15,900           $  7,000
   Less, Change in valuation allowance            (15,900)            (7,000)
                                                 --------           --------
Net refundable amount                            $     --           $     --
                                                 ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                December 31,       December 31,
                                                   2007               2006
                                                 --------           --------
Deferred tax assets attributable to:
   Net operating Loss                            $ 25,800           $ 10,000
   Less, valuation allowance                      (25,800)           (10,000)
                                                 --------           --------
Net refundable amount                            $     --           $     --
                                                 ========           ========