Form 10-Q
period 2008-03-31
Eight Dragons Co.
filed 2008-04-30
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                        Commission File Number: 000-28453

--------------------------------------------------------------------------------

                              Eight Dragons Company
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                  75-2610236
(State of incorporation)                                (IRS Employer ID Number)

                       211 West Wall, Midland, Texas 79071
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 20, 2008: 362,200

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              EIGHT DRAGONS COMPANY

                 Form 10-Q for the Quarter ended March 31, 2008

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Unaudited Financial Statements                                       3

  Item 2 Management's Discussion and Analysis or Plan of Operation            7

  Item 3 Quantitative and Qualitative Disclosures about Market Risk           9

  Item 4 Controls and Procedures                                              9

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   10

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         10

  Item 3 Defaults Upon Senior Securities                                     10

  Item 4 Submission of Matters to a Vote of Security Holders                 10

  Item 5 Other Information                                                   10

  Item 6 Exhibits                                                            10

SIGNATURES                                                                   11

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              EIGHT DRAGONS COMPANY
                                  BALANCE SHEET
                                 March 31, 2008
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash                                                            $        863
                                                                  ------------
      TOTAL CURRENT ASSETS                                        $        863
                                                                  ------------

TOTAL ASSETS                                                      $        863
                                                                  ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES

CURRENT LIABILITIES
  Accounts payable - trade                                        $         --
  Accrued interest payable                                              77,688
  Note payable to shareholder                                          740,000
  Shareholder advances                                                  73,000
                                                                  ------------

      TOTAL CURRENT LIABILITIES                                        890,688
                                                                  ------------

TOTAL LIABILITIES                                                      890,688
                                                                  ------------

SHAREHOLDERS' DEFICIT
  Common stock - $0.0001 par value
   100,000,000 shares authorized
   362,200 shares issued and outstanding                                    36
  Additional paid-in capital                                        31,690,302
  Accumulated deficit                                              (32,580,163)
                                                                  ------------

      TOTAL SHAREHOLDERS' DEFICIT                                     (889,825)
                                                                  ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $        863
                                                                  ============


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                            STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2008 and 2007
                                   (UNAUDITED)


                                                  2008               2007
                                                --------           --------

REVENUES                                        $     --           $     --
                                                --------           --------
EXPENSES
  General and administrative expenses                699              5,735
  Professional fees                                7,563             15,158
                                                --------           --------
      Total expenses                               8,262             20,893
                                                --------           --------

LOSS FROM OPERATIONS                              (8,262)           (20,893)

OTHER INCOME (EXPENSE)
  Interest income                                      4                183
  Interest expense                               (19,422)           (18,987)
                                                --------           --------
Total Other Income (Expense)                     (19,418)           (18,804)
                                                --------           --------

NET LOSS                                        $(27,680)          $(39,697)
                                                ========           ========
Earnings per share of common stock
  outstanding computed on net loss -
  basic and fully diluted                       $  (0.08)          $  (0.67)
                                                ========           ========
Weighted-average number of shares
 outstanding - basic and fully diluted           362,200             59,200
                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2008 and 2007
                                   (UNAUDITED)


                                                    2008               2007
                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                         $(27,680)          $(39,697)
  Adjustments to reconcile net loss
   to net cash used in operating activities
     Increase in accounts payable - trade               --              3,000
     Increase in accrued interest payable           19,422             18,987
                                                  --------           --------

NET CASH USED IN OPERATING ACTIVITIES               (8,258)           (17,710)
                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                    --                 --
                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder advance                  8,000                 --
                                                  --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            8,000                 --
                                                  --------           --------

DECREASE IN CASH                                      (258)           (17,710)

Cash at beginning of period                          1,121             20,806
                                                  --------           --------

CASH AT END OF PERIOD                             $    863           $  3,096
                                                  ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the year                      $     --           $     --
                                                  ========           ========
  Income taxes paid for the year                  $     --           $     --
                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2008 and 2007, respectively.

General and administrative expenses for the three month periods ended March 31, 2008 and 2007 were nominal. Earnings per share for the respective three month periods ended March 31, 2008 and 2007 was $(0.08) and $(0.67) based on the weighted-average shares issued and outstanding at the end of each respective period. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934.

At March 31, 2008, the Company had negative working capital of approximately $889,825.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 4 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of this fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and

Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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
                                                 EIGHT DRAGONS COMPANY


Dated: April 29, 2008                            /s/ Glenn A Little
       --------------                            -------------------------------
                                                                  Glenn A Little
                                                                      President,
                                                        Chief Executive Officer,
                                                                    and Director


Dated: April 29, 2008                            /s/ Glenn A. Little
       --------------                            -------------------------------
                                                                 Glenn A. Little
                                                        Secretary, Treasurer and
                                                                    Director and
                                                         Chief Financial Officer