Form 10-Q
period 2008-06-30
Eight Dragons Co.
filed 2008-07-31
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 28, 2008: 362,200

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              EIGHT DRAGONS COMPANY

                  Form 10-Q for the Quarter ended June 30, 2008

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              EIGHT DRAGONS COMPANY
                                 BALANCE SHEETS

                                                                       June 30,             December 31,
                                                                         2008                   2007
                                                                     ------------           ------------
                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                              $      1,335           $      1,121
                                                                     ------------           ------------
      TOTAL CURRENT ASSETS                                                  1,335                  1,121
                                                                     ------------           ------------

TOTAL ASSETS                                                         $      1,335           $      1,121
                                                                     ============           ------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES

CURRENT LIABILITIES
   Accrued interest payable                                          $     97,138           $     58,266
   Note payable to shareholder                                            740,000                740,000
   Shareholder advances                                                    76,000                 65,000
                                                                     ------------           ------------

      TOTAL CURRENT LIABILITIES                                           913,138                863,266
                                                                     ------------           ------------

TOTAL LIABILITIES                                                         913,138                863,266
                                                                     ------------           ------------

SHAREHOLDERS' DEFICIT
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     362,200 shares issued and outstanding                                     36                     36
   Additional paid-in capital                                          31,690,302             31,690,302
   Accumulated deficit                                                (32,602,141)           (32,552,483)
                                                                     ------------           ------------

      TOTAL SHAREHOLDERS' DEFICIT                                        (911,803)              (862,145)
                                                                     ------------           ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $      1,335           $      1,121
                                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                            STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
                                   (Unaudited)

                                           Three months     Three months      Six months       Six months
                                              ended            ended            ended            ended
                                             June 30,         June 30,         June 30,         June 30,
                                               2008             2007             2008             2007
                                            ---------        ---------        ---------        ---------
REVENUE                                     $      --        $      --        $      --        $      --
                                            ---------        ---------        ---------        ---------
EXPENSES
   General and administrative expenses            530            1,802            1,229            4,538
   Professional Fees                            2,003            9,830            9,566           27,988
                                            ---------        ---------        ---------        ---------
TOTAL EXPENSES                                  2,533           11,632          (10,795)         (32,526)

LOSS FROM OPERATIONS                           (2,533)         (11,632)         (10,795)         (32,526)
                                            ---------        ---------        ---------        ---------

Other Income (Expenses)
   Interest Income                                  5               70                9              253
   Interest Expense                           (19,450)         (19,422)         (38,872)         (38,409)
                                            ---------        ---------        ---------        ---------
Total Other Expense                           (19,445)         (19,352)         (38,863)         (38,156)
                                            ---------        ---------        ---------        ---------

NET LOSS                                    $ (21,978)       $ (30,984)       $ (49,658)       $ (70,682)
                                            =========        =========        =========        =========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                    $    (.06)       $    (.09)       $    (.14)       $    (.20)
                                            =========        =========        =========        =========
Weighted-average number of shares
 outstanding - basic and fully diluted        362,200          362,200          362,200          362,200
                                            =========        =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)

                                                                      2008                2007
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $ (49,658)          $ (70,682)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization
     Increase in stockholder note                                         --                  --
     Increase in accounts payable - trade
     Increase in accrued interest payable                             38,872              38,409
                                                                   ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                (10,786)            (32,273)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                                      11,000              15,000
  Proceeds from Private Placement                                         --              12,000
                                                                   ---------           ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                              11,000              27,000
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                              214              (5,273)

Cash at beginning of period                                            1,121              20,806
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $   1,335           $  15,533
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid                                                    $      --           $      --
                                                                   =========           =========
  Income taxes                                                     $      --           $      --
                                                                   =========           =========

Non-Cash
  Issuance of stock to settle debt                                 $      --           $ 232,806


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six months periods ended June 30, 2008 and 2007, respectively.

General and administrative expenses for the six months periods ended June 30, 2008 and 2007 were nominal. Earnings per share for the respective six months periods ended June 30, 2008 and 2007 was ($.14) and ($.20) based on the weighted-average shares issued and outstanding at the end of each respective period. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934.

At June 30, 2008 and 2007, respectively, the Company had negative working capital of approximately $911,803 and $808,889 respectively.

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
                                              EIGHT DRAGONS COMPANY


Dated: July 28, 2008                          /s/ Glenn A Little
       -------------                          ----------------------------------
                                                                  Glenn A Little
                                                                      President,
                                                        Chief Executive Officer,
                                                                    and Director

Dated: July 28, 2008                          /s/ Glenn A. Little
       -------------                          ----------------------------------
                                                                 Glenn A. Little
                                                        Secretary, Treasurer and
                                                                    Director and
                                                         Chief Financial Officer