Form 10KSB/A
period 2007-12-31
Eight Dragons Co.
filed 2008-09-16
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A
                                 Amendment No. 2

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              EIGHT DRAGONS COMPANY

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1  Description of Business                                             3
Item 2  Description of Property                                            15
Item 3  Legal Proceedings                                                  15
Item 4  Submission of Matters to a Vote of Security Holders                15

PART II

Item 5  Market for Company's Common Stock and Related Stockholders
          Matters                                                          15
Item 6  Management's Discussion and Analysis or Plan of Operation          16
Item 7  Financial Statements                                               18
Item 8  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                        19
Item 8A Controls and Procedures                                            19

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                20
Item 10 Executive Compensation                                             22
Item 11 Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  22
Item 12 Certain Relationships and Related Transactions                     22
Item 13 Exhibits and Reports on 8-K                                        23
Item 14 Principal Accountant Fees and Services                             23

SIGNATURES                                                                 24

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the December 31, 2007 fiscal year, an evaluation of the effectiveness of the design and operation of Eight Dragons Company's disclosure controls and procedures was carried out under the supervision of our sole officer and director who fulfills the duties of Chief Executive and Financial Officer. Based upon his evaluation of those controls and procedures, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of such fiscal year.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2007. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director,
(2) there is no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the
Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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
                                              EIGHT DRAGONS COMPANY


Dated: September 15, 2008                     By: /s/ Glenn A. Little
       ------------------                        -------------------------------
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


Dated: September 15, 2008                     By: /s/ Glenn A. Little
       ------------------                        -------------------------------
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