Form 10-Q
period 2008-09-30
Eight Dragons Co.
filed 2008-10-24
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Eight Dragons Company
(Exact name of small business issuer as specified in its charter)

Nevada	75-2610236
(State of incorporation)	(IRS Employer ID Number)

211 West Wall Street, Midland, TX 79701-4556
(Address of principal executive offices)

(432) 682-1761
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES  ☒    NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  October 20, 2008: 362,200

Transitional Small Business Disclosure Format (check one):  YES  ☐     NO ☒

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2008

Part I
Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
Assets

Current Assets
Cash on hand and in bank	$1,446	$1,121

Total Assets	$1,446	$1,121

Liabilities and Shareholders’ Deficit
Liabilities

Current Liabilities
Accounts payable - trade	$—	$—
Accrued interest payable	19,850	58,266
Notes payable to shareholder	790,000	740,000
Shareholder advances	83,050	65,000

Total Liabilities	940,038	863,266

Commitments and Contingencies

Shareholders’ Deficit
Common stock - $0.00001 par value.
25,000,000 shares authorized.
362,200 shares issued and outstanding	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,628,930)	(32,552,483)

Total Shareholders’ Deficit	(938,592)	(862,145)

Total Liabilities and Shareholders’ Deficit	$1,446	$1,121

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2008 and 2007

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$—	$—	$—	$—

Expenses
Professional fees	15,253	30,544	5,687	2,556
General and administrative expenses	2,489	5,227	1,260	690

Total expenses	17,742	35,711	6,947	3,246

Loss before other income and provision for income taxes	(17,742)	(35,711)	(6,947)	(3,246)

Other Income (Expense)
Interest income	17	405	8	153
Interest expense	(58,722)	(57,831)	(19,850)	(19,422)

Total other income (expense)	(58,705)	(57,426)	(19,842)	(19,269)

Loss before provision for income taxes	(76,447)	(93,197)	(26,789)	(22,515)

Provision for income taxes	—	—	—	—

Net Loss	(76,447)	(93,197)	(26,789)	(22,515)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(76,447)	$(93,197)	$(26,789)	$(22,515)

Loss per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.21)	$(0.49)	$(0.07)	$(0.06)

Weighted-average number of shares outstanding - basic and fully diluted	362,200	190,700	362,500	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss) for the period	$(76,447)	$(93,197)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase in
Accounts payable - trade	—	—
Accrued interest payable	58,722	57,831

Net cash used in operating activities	(17,725)	(35,366)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from shareholder advances	18,050	15,000
Proceeds from sale of common stock	—	12,000

Net cash provided by financing activities	18,050	27,000

Increase (Decrease) in Cash	325	(8,366)

Cash at beginning of period	1,121	20,806

Cash at end of period	$1,446	$12,440

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of common stock in settlement of debt	$—	$232,806

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
September 30, 2008 and December 31, 2007

Note 1 - Preparation of Financial Statements

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2007.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

Note 2 - Financial Condition and Going Concern

The Company has no significant assets or operating activity as of September 30, 2008.

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

Additionally, the Company intends to raise additional working capital either through private placements, public offerings and/or bank financing or will seek a merger or acquisition candidate.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2008 and 2007, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2008 and 2007 were nominal, consisting of principally of professional and other associated fees related to the Company’s compliance with the periodic report filing requirements of the Securities Exchange Act or 1934, as amended, and accrued interest expense on notes payable to officer/shareholders.

Earnings per share for the respective nine month periods ended September 30, 2008 and 2007 was approximately $(0.21)and $(0.49) based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for all cumulative reverse and forward stock split actions.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2008, December 31, 2007 and September 30, 2007, respectively, the Company had negative working capital of approximately $(938,600), $(911,800) and $(831,400), respectively.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eight Dragons Company

Dated: October 24, 2008	/s/ Glenn A. Little
Glenn A. Little
Chief Executive Officer,
Chief Financial Officer,
and Director