Form 10-Q
period 2009-03-31
Eight Dragons Co.
filed 2009-04-17
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Eight Dragons Company
(Exact name of registrant as specified in its charter)

Nevada	25-1605848
(State of incorporation)	(IRS Employer ID Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 16, 2009: 362,200

Transitional Small Business Disclosure Format (check one):  YES  ☐   NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended March 31, 2009

Part I
Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash on hand and in bank	$1,914	$4,922

Total Current Assets	1,914	4,922

Total Assets	$1,914	$4,922

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	836,050	833,050
Accrued interest payable to controlling stockholder	157,328	133,693

Total Current Liabilities	993,378	970,743

Long-Term Liabilities	—	—

Total Liabilities	993,378	970,743

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding	36	36
Additional paid-in capital	31,690,302	31,690,302
Deficit accumulated during the development stage	(32,681,802)	(32,656,159)

Total Stockholders’ Equity (Deficit)	(991,464)	(965,821)

Total Liabilities and Stockholders’ Equity	$1,914	$4,922

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations
Six and Three months ended March 31, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Revenues	$—	$—

Operating Expenses
Professional fees	5,105	7,563
Other general and administrative expenses	910	699
Total operating expenses	6,015	8,262

Loss from operations	(6,015)	(8,262)

Other Income (Expense)
Interest expense	(19,635)	(19,422)
Interest income	7	4
Total other income (expense)	(19,628)	(19,418)

Loss before provision for income taxes	(25,643)	(27,680)

Provision for income taxes	—	—

Net Loss	$(25,643)	$(27,680)

Earnings per share of common stock outstanding
computed on net loss - basic and fully diluted	$(0.49)	$(0.53)

Weighted-average number of shares outstanding -
basic and fully diluted	52,000	52,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Six months ended March 31, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Cash Flows from Operating Activities
Net loss for the period	$(25,643)	$(27,680)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued interest payable	19,635	19,422
Net cash used in operating activities	(6,008)	(8,258)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable to
Controlling stockholder	3,000	8,000
Net cash provided by financing activities	3,000	8,000

Increase (Decrease) in Cash	(3,008)	(258)

Cash at beginning of period	4,922	1,121

Cash at end of period	$1,914	$863

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
March 31, 2009 and 2008

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

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2008.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2009.

Note C - Going Concern Uncertainty

The Company has no significant assets or operating activity as of March 31, 2009.

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

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note C - Going Concern Uncertainty - Continued

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

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

Note F - Note Payable to Officer/Director

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through March 31, 2009 and December 31, 2008, an aggregate $96,050 and $93,050 have been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date at some point during 2009.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	96,050	93,050

Total	$836,050	$833,050

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $389,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Statutory rate applied to income before income taxes	$(8,700)	$(9,400)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	8,700	9,400

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$132,000	$123,000
Less valuation allowance	(132,000)	(123,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2009 and the year ended December 31, 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $9,000 and $35,000.

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note H - Common Stock Transactions

On September 18, 2006, the Company entered into a unit purchase agreement (Unit Purchase Agreement) to sell 1,000 Units to Glenn A. Little (Little) for $125,000 cash.  Each Unit consisted of 11,100 shares of common stock and 500 common stock purchase warrants or an aggregate of 11,100,000 shares of common stock and 500,000 common stock purchase warrants.  There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares and warrants were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants.

On September 18, 2006, connected with yet separate from the aforementioned Unit Purchase Agreement, the Company entered into a Share Purchase Agreement with Dominion, the Company’s then-majority shareholder, whereby the Company purchased from Dominion 11,975,000 shares of common stock of the Company for a purchase price of $1.00.  The shares were cancelled upon receipt by the Company and returned to unissued status.

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company.  The actions at this meeting included 1) to reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and 2) to change the Company’s state of incorporation from Pennsylvania to Nevada.  On January 19, 2006, shareholders holding a majority of the Company’s common stock voted to rescind the reverse stock portion of the previous approval.

On June 20, 2007, the Company filed another Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company’s Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting “1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share and 2. To increase the number of shares the Company is authorized to issue to 100,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001 to be issued in such services and designations as determined from time to time by the Board of Directors.

The Company's Board of Directors initially approved Item No. 1 above on February 28, 2007 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock.  The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors.  That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares.  The Company’s Board of Directors decided not to proceed with that reverse split as announced in its Form 8−K filed on January 19, 2007.  The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

On or about December 2, 2008, the Company completed the aforementioned reverse stock split on the basis of one (1) share for each 12,500 shares issued and outstanding, with fractional shares paid in cash at the rate of five ($.05) cents for each fractional share.  This action reduced the number of issued and outstanding shares from 22,105,051 to 1,596.  The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

On March 17, 2008, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the above mentioned 1 for 5 reverse stock split with stockholder’s positions rounded to the nearest whole share with a contemporaneous 100 for 1 forward split of the Company’s common stock.  This action became effective immediately and the effects are reflected in the accompanying financial statements as of the first day of the first period presented.

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note H - Common Stock Transactions - Continued

As a result of the aforementioned reverse and forward splits, the Company’s issued and outstanding shares of common stock went from 22,105,151 to 52,000.

On May 1, 2008, a total of 398,800 warrants, including 367,075 warrants held by Glenn A. Little, were exercised at a price of $0.10 per share which resulted in the issuance of 398,800 shares of restricted, unregistered common stock for a gross proceeds of $39,880.  There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares issued upon the exercise of the corresponding warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Note I - Stock Warrants

During August 2006, the Company reached termination agreements with all holders of the Company’s Common Stock Warrants and terminated all issued and outstanding warrants.  As of March 31, 2009 and 2008, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.  On May 1, 2008, 398,800 warrants were exercised to acquire an equivalent number of restricted, unregistered shares of common stock for gross proceeds of $39,880.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2007	500,000	$0.10
Issued	—	—
Exercised	(398,800)	(0.10)
Expired	—	—

Balance at September 30, 2008	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at March 31, 2009	101,200	$0.10

(Remainder of this page left blank intentionally)

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

(2)   Background

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

(3)   Plan of Operations

The Company had no revenue for either of the three month periods ended March 31, 2009 and 2008, respectively.

General and administrative expenses of approximately $6,000 and $8,000, respectively, for the three month periods ended March 31, 2009 and 2008, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2009 and 2008 were approximately $(0.49) and $(0.53), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2009 and December 31, 2008, the Company had working capital of approximately $(991,000) and $(966,000), respectively.

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

(4)   Plan of Business

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential.  The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner.  The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination.  The Company may require payment of fees by such combination candidate to fund the investigation of such candidate.  In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate.  The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates.  To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced.  Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

(1)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(5)   Liquidity and Capital Resources

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

(6)   Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4 - Controls and Procedures

(a)    Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

(b)    Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: April 16, 2009	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director