Form 10-Q
period 2009-09-30
Eight Dragons Co.
filed 2009-10-26
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 23, 2009: 362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2009

Part I

Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$3,704	$4,922

Total Current Assets	3,709	4,922

Total Assets	$3,709	$4,922

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	841,050	833,050
Accrued interest payable to controlling stockholder	197,390	133,693

Total Current Liabilities	1,038,440	970,743

Long-Term Liabilities	—	—

Total Liabilities	1,038,440	970,743

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,725,074)	(32,656,159)

Total Stockholders’ Equity (Deficit)	(1,034,736)	(965,821)

Total Liabilities and Stockholders’ Equity	$3,704	$4,922

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	7,105	15,253	1,000	5,687
Other general and administrative expenses	2,120	2,489	475	1,260
Total operating expenses	9,225	17,742	1,475	6,947

Loss from operations	(9,225)	(17,742)	(1,475)	(6,947)

Other Income (Expense)
Interest expense	(59,697)	(58,722)	(20,175)	(19,850)
Interest income	7	17	—	8
Total other income (expense)	(59,690)	(58,705)	(20,175)	(19,842)

Loss before provision for income taxes	(68,915)	(76,447)	(21,650)	(26,789)

Provision for income taxes	—	—	—	—

Net Loss	(68,915)	(76,447)	(21,650)	(26,789)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(68,915)	$(76,447)	$(21,650)	$(26,789)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.19)	$(0.21)	$(0.06)	$(0.07)

Weighted-average number of shares outstanding - basic and fully diluted	362,200	362,200	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008
Cash Flows from Operating Activities
Net loss for the period	$(68,915)	$(76,447)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued interest payable	59,697	58,722
Net cash used in operating activities	(9,218)	(17,725)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable to
Controlling stockholder	8,000	18,050
Net cash provided by financing activities	8,000	18,050

Increase (Decrease) in Cash	(1,218)	325

Cash at beginning of period	4,922	1,121

Cash at end of period	$3,704	$1,446

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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

Note C - Going Concern Uncertainty

The Company has no significant assets or operating activity as of September 30, 2009.

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
September 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

At September 30, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

Eight Dragons Company
Notes to Financial Statements - Continued
September 30, 2009 and 2008

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through September 30, 2009 and December 31, 2008, an aggregate $101,050 and $93,050 have been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date at some point during 2009.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	101,050	93,050

Total	$841,050	$833,050

Eight Dragons Company
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine and three month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—
	—	—	—	—
State:
Current	—	—	—	—
Deferred	—	—	—	—
	—	—	—	—

Total	$—	$—	$—	$—

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $480,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine and three month periods ended September 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Statutory rate applied to income
before income taxes	$(23,000)	$(26,000)	$(7,400)	$(9,100)
Increase (decrease) in income taxes
resulting from:
State income taxes	—	—	—	—
Other, including reserve for
deferred tax asset and
application of net operating
loss carryforward	23,000	26,000	7,400	9,100

Income tax expense	$—	$—	$—	$—

(Remainder of this page left blank intentionally)

Eight Dragons Company
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$163,000	$123,000
Less valuation allowance	(163,000)	(123,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $40,000 and $35,000.

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

The Company had no revenue for either of the nine and three month periods ended September 30, 2009 and 2008, respectively.

General and administrative expenses of approximately $9,200, $17,700, $1,500, and $6,900, respectively, for the nine and three month periods ended September 30, 2009 and 2008, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine and three month periods ended September 30, 2009 and 2008 were approximately $(0.19), $(0.21), $(0.06) and $(0.07), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2009 and December 31, 2008, the Company had working capital of approximately $(1,035,000) and $(966,000), respectively.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Eight Dragons Company

Dated: October 23, 2009	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director