Form 10-K
period 2009-12-31
Eight Dragons Co.
filed 2010-03-09
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 22, 2010 was approximately $10,038 based upon 71,700 shares held by non-affiliates and a closing market price of $0.14 per share on February 22, 2010, as reported at www.bigcharts.com.

As of March 5, 2010, there were 362,200 shares of Common Stock issued and outstanding.

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

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

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

Effect of Climate Change Legislation

Any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

As of March 5, 2010, there were a total of 362,200 shares of our common stock held by approximately 276 stockholders of record and approximately 280 stockholders whose positions were held in brokerage accounts.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2008
Quarter ended March 31, 2008	$11.20	$1.10
Quarter ended June 30, 2008	$1.75	$1.35
Quarter ended September 30, 2008	$2.55	$1.01
Quarter ended December 31, 2008	$3.00	$0.20

Fiscal year ended December 31, 2009
Quarter ended March 31, 2009	$1.10	$0.22
Quarter ended June 30, 2009	$0.25	$0.22
Quarter ended September 30, 2009	$1.01	$0.11
Quarter ended December 31, 2009	$0.14	$0.12

The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.  The reported closing price of the Company’s common stock, based on the last reported trade on January 8, 2010 was $0.14 per share.

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

None.

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

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $11,000 and $24,300, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.25) and $(0.29) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At December 31, 2009 and 2008, respectively, the Company had working capital of $(1,056,000) and $(965,000), respectively.

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2009 and 2008, an aggregate $101,050 and $93,050 have been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	101,050	93,050

Total	$841,050	$833,050

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

(7)   Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	56	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Little or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

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

Biographical Information

Glenn A. Little, age 56, has served as our sole officer and director since January 2005.  Mr. Little is primarily responsible for implementing our business plan.  He is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas since 1979.   Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

Mr. Little currently serves as an officer and director of Eight Dragons Company, Truewest Corporation and 8888 Acquisition Corp., all Nevada corporations and reporting shell corporations filing periodic reports with the SEC.  Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC.  Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the following list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Little held comparable titles and duties to those he holds in the Company,  we believe that Mr. Little possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan.  Furthermore, given Mr. Little’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Little to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors.  Since Mr. Little serves as the Company’s sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Little.

Mr. Little is no longer a controlling shareholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned.  In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction.  We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

Tomahawk Industries, Inc.	318299	2004
Boulder Acquisitions, Inc.	721693	2004
Basic Empire Corporation	1166389	2004
Fast Eddie Racing Stables, Inc.	770461	2005
Parallel Technologies, Inc.	710846	2005
Las Vegas Resorts Corp.	808011	2005
United National Film Corporation	842694	2007
Jade Mountain Corporation	1165527	2007

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations.  Additional information about these companies can be researched at www.sec.gov.

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

Code of Ethics

The Company has not adopted a code of ethics.  Since the Company has no employees and one person serving as both sole director and sole executive and financial officer, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board.  Glenn A. Little is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Glenn A. Little has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than five (5) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn A. Little, Principal Executive Officer	2009 2008 2007	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Glenn A. Little	290,500	80.2%
211 West Wall
Midland, Texas 79701

All Directors and Executive Officers (1 person)	290,500	80.2%

(1)	On December 31, 2009, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2009  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 362,200 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.  The Company’s telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-
time by other businesses of the Company’s sole officer and director.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, LBB & Associates, LLP of Houston, Texas or S. W. Hatfield, CPA of Dallas, Texas (subsequent to October 8, 2008):

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$6,950	$10,600
2. Audit-related fees	—	—
3. Tax fees	800	—
4. All other fees	—	—

Totals	$7,750	$10,600

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA and/or LBB & Associates, LLP did not charge the Company any fees for financial information system design and implementation fees.

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

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

Exhibit
Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(Financial statements follow on next page)

EIGHT DRAGONS COMPANY

CONTENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2009 and 2008	F-4

Statement of Changes in Shareholders' Equity
for the years ended December 31, 2009 and 2008	F-5

Statements of Cash Flows
for the years ended December 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eight Dragons Company

We have audited the accompanying balance sheets of Eight Dragons Company (a Nevada corporation) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2009 and 2008, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Dragons Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the each of the two years ended December 31, 2009 and 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 23, 2010 (except for Note H
 as to which the date is March 5, 2010)

EIGHT DRAGONS COMPANY
BALANCE SHEETS
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash on hand and in bank	$1,934	$4,922

Total Current Assets	1,934	4,922

Total Assets	$1,934	$4,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	841,050	833,050
Accrued interest payable to controlling stockholder	217,570	133,693

Total Current Liabilities	1,058,620	970,743

Long-Term Liabilities	—	—

Total Liabilities	1,058,620	970,743

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,747,024)	(32,656,159)

Total Shareholders’ Equity (Deficit)	(1,056,686)	(862,145)

Total Liabilities and Shareholders’ Equity	$1,934	$4,922

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2009 and 2008

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Revenues	$—	$—

Expenses
General and administrative expenses	10,995	24,285

Income (Loss) from operations	(10,995)	(24,285)

Other Income (Expense)
Interest expense	(79,887)	(79,427)
Interest income	7	36

Income (Loss) before provision for income taxes	(90,865)	(103,676)

Provision for income taxes	—	—

Net Loss	(90,865)	(103,676)

Other Comprehensive Income	—	—

Comprehensive Loss	$(90,865)	$(103,676)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.25)	$(0.29)

Weighted-average number of shares outstanding - basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2009 and 2008

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2008	362,200	$36	$31,690,302	$(32,552,483)	$(862,145)

Net loss for the year	—	—	—	(103,676)	(103,676)

Balances at December 31, 2008	362,200	36	31,690,302	(32,656,159)	(965,821)

Net loss for the year	—	—	—	(90,865)	(90,865)

Balances at December 31, 2009	362,200	$36	$31,690,302	$(32,747,024)	$(1,056,686)

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2009 and 2008

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Cash Flows from Operating Activities
Net income (loss) for the period	$(90,865)	$(103,676)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued interest payable	79,877	79,427

Net cash used in operating activities	(10,988)	(24,249)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	8,000	28,050

Net cash provided by financing activities	8,000	28,050

Increase (Decrease) in Cash	(2,988)	3,801

Cash at beginning of period	4,922	1,121

Cash at end of period	$1,934	$4,922

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
December 31, 2009 and 2008

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2009 and 2008, an aggregate $101,050 and $93,050 have been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	101,050	93,050

Total	$841,050	$833,050

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009 and 2008

NOTE G - INCOME TAXES - CONTINUED

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $500,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Statutory rate applied to income before income taxes	$(31,000)	$(35,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	31,000	35,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$154,000	$123,000
Less valuation allowance	(154,000)	(123,000)

Net Deferred Tax Asset	$—	$—

During the years ended December 31, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $31,000 and $35,000.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through March 5, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: March 5, 2010	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 5, 2010	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director

Exhibit No. 31.1
Form 10-K
Eight Dragons Company
File No.  000-28453

Certification

I, Glenn A. Little, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2009 of Eight Dragons Company.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.
The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5.
The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: March 5, 2010	By:	/s/ Glenn A. Little
Glenn A. Little
Chief Executive and
Chief Financial Officer

Exhibit No. 32.1
Form 10-K
Eight Dragons Company
File No.  000-28453

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Eight Dragons Company  (the “Company”) on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn A. Little, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 5, 2010	By:	/s/ Glenn A. Little
Glenn A. Little
Chief Executive and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Eight Dragons Company and will be retained by Eight Dragons Company and furnished to the Securities and Exchange Commission or its staff upon request.