Form 10-Q
period 2010-03-31
Eight Dragons Co.
filed 2010-05-11
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2010: 362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended March 31, 2010

Part I

Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$1,620	$1,934

Total Current Assets	1,620	1,934

Total Assets	$1,620	$1,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	846,050	841,050
Accrued interest payable to controlling stockholder	237,330	217,570

Total Current Liabilities	1,083,380	1,058,620

Long-Term Liabilities	—	—

Total Liabilities	1,083,380	1,058,620

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,772,098)	(32,747,024)

Total Shareholders’ Equity (Deficit)	(1,081,760)	(1,056,686)

Total Liabilities and Stockholders’ Equity	$1,620	$1,934

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Revenues	$—	$—

Expenses
Professional fees	4,419	5,105
Other general and administrative expenses	895	910

Income (Loss) from operations	(5,314)	(6,015)

Other Income (Expense)
Interest expense	(19,760)	(19,635)
Interest income	—	7

Income (Loss) before provision for income taxes	(25,074)	(25,643)

Provision for income taxes	—	—

Net Loss	(25,074)	(25,643)

Other Comprehensive Income	—	—

Comprehensive Loss	$(25,074)	$(25,643)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.07)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Three months ended March 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Cash Flows from Operating Activities
Net income (loss) for the period	$(25,074)	$(25,643)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued interest payable	19,760	19,635

Net cash used in operating activities	(5,314)	(6,008)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	5,000	3,000

Net cash provided by financing activities	5,000	3,000

Increase (Decrease) in Cash	(314)	(3,008)

Cash at beginning of period	1,934	4,922

Cash at end of period	$1,620	$1,914

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
March 31, 2010 and December 31, 2009

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

NOTE C - Going Concern Uncertainty

Since 2000, the Company has had no operations and currently has limited cash on hand, no operating assets and a business plan with inherent risk.  The Company’s current business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  Management is of the belief that sufficient operating capital exists to support the Company’s requirements during the next twelve months.  However, should the current working capital be insufficient, the Company may become reliant on additional funds loaned by management and/or significant stockholders.  In this scenario, the Company’s current majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s articles of incorporation authorizes the issuance of up to 50,000,000 million shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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
March 31, 2010 and December 31, 2009

NOTE D - Summary of Significant Accounting Policies - Continued

2.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2006.  The Company does not anticipate any examinations of returns filed since 2006.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2010 and December 31, 2009

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through March 31, 2010 and December 31, 2009, an aggregate $106,050 and $101,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	106,050	101,050

Total	$846,050	$841,050

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2010 and 2009, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

NOTE G - Income Taxes - Continued

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

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Statutory rate applied to income before income taxes	$(8,500)	$(8,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	8,500	8,700

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$162,500	$154,000
Less valuation allowance	(162,500)	(154,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $8,500 and $31,000.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through May 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2010 and 2009, respectively.

General and administrative expenses of approximately $5,000 and $6,000 for the three month periods ended March 31, 2010 and 2009, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were approximately $(0.07), $(0.07), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At March 31, 2010 and December 31, 2009, the Company had a working capital deficit of approximately $(1,082,000) and $(1,057,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling  stockholder aggregating approximately $1,083,000 and $1,059,000, respectfully, at March 31, 2010 and December 31, 2009.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eight Dragons Company

Dated: May 11, 2010	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director