Form 10-Q
period 2010-06-30
Eight Dragons Co.
filed 2010-08-09
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 4, 2010: 362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended June 30, 2010

Part I

Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$1,570	$1,934

Total Current Assets	1,570	1,934

Total Assets	$1,570	$1,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	848,050	841,050
Accrued interest payable to controlling stockholder	257,375	217,570

Total Current Liabilities	1,105,425	1,058,620

Long-Term Liabilities	—	—

Total Liabilities	1,105,425	1,058,620

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,794,193)	(32,747,024)

Total Shareholders’ Equity (Deficit)	(1,103,855)	(1,056,686)

Total Liabilities and Shareholders’ Equity	$1,570	$1,934

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Expenses
Professional fees	5,719	6,105	1,300	1,000
Other general and administrative expenses	1,645	1,645	750	735
Total operating expenses	7,364	7,750	2,050	1,735

Income (Loss) from operations	(7,364)	(7,750)	(2,050)	(1,735)

Other Income (Expense)
Interest expense	(39,805)	(39,522)	(20,045)	(19,886)
Interest income	—	7	—	—
Total other income (expense)	(39,805)	(39,515)	(20,045)	(19,886)

Income (Loss) before
provision for income taxes	(39,805)	(47,265)	(22,095)	(19,886)

Provision for income taxes	—	—	—	—

Net Loss	(47,169)	(47,265)	(22,095)	(19,886)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(47,169)	$(47,265)	$(22,095)	$(19,886)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.13)	$(0.13)	$(0.06)	$(0.06)

Weighted-average number of shares outstanding - basic and fully diluted	362,200	362,200	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Six months ended June 30, 2010 and 2009

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss) for the period	$(47,169)	$(47,265)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued interest payable	39,805	39,522

Net cash used in operating activities	(7,364)	(7,743)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	7,000	3,000

Net cash provided by financing activities	7,000	3,000

Increase (Decrease) in Cash	(364)	(4,743)

Cash at beginning of period	1,934	4,922

Cash at end of period	$1,570	$179

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2010 and December 31, 2009

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through June 30, 2010 and December 31, 2009, an aggregate $108,050 and $101,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	108,050	101,050

Total	$848,050	$841,050

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2010 and 2009, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

Eight Dragons Company
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009

Statutory rate applied to income before income taxes	$(16,000)	$(16,100)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	16,000	16,100

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of June 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$170,000	$154,000
Less valuation allowance	(170,000)	(154,000)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $16,000 and $31,000.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through August 5, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009, respectively.

General and administrative expenses of approximately $7,400 and $7,800 for the six  month periods ended June 30, 2010 and 2009, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended June 30, 2010 and 2009 were approximately $(0.13), $(0.13), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2010 and December 31, 2009, the Company had a working capital deficit of approximately $(1,104,000) and $(1,057,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,105,000 and $1,059,000, respectfully, at June 30, 2010 and December 31, 2009.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: August 5, 2010	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director