Form 10-Q
period 2010-09-30
Eight Dragons Co.
filed 2010-11-05
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 4, 2010: 362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2010

Part I
Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash on hand and in bank	$137	$1,934

Total Current Assets	137	1,934

Total Assets	$137	$1,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$150	$—
Notes payable to controlling stockholder	848,050	841,050
Accrued interest payable to controlling stockholder	277 662	217,570

Total Current Liabilities	1,125,862	1,058,620

Long-Term Liabilities	—	—

Total Liabilities	1,125 862	1,058,620

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,816,063)	(32,747,024)

Total Shareholders’ Equity (Deficit)	(1,125,725)	(1,056,686)

Total Liabilities and Shareholders’ Equity	$137	$1,934

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Expenses
Professional fees	6,732	7,105	1,013	1,000
Other general and administrative expenses	2,215	2,120	570	475
Total operating expenses	8,947	9,225	1,583	1,475

Income (Loss) from operations	(8,947)	(9,225)	(1,583)	(1,475)

Other Income (Expense)
Interest expense	(60,091)	(59,697)	(20,286)	(20,175)
Interest income	—	7	—	—
Total other income (expense)	(60,091)	(59,690)	(20,286)	(20,175)

Income (Loss) before provision for income taxes	(69,038)	(68,915)	(21,869)	(21,650)

Provision for income taxes	—	—	—	—

Net Loss	(69,038)	(68,915)	(21,869)	(21,650)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(69,038)	$(68,915)	$(21,869)	$(21,650)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.19)	$(0.19)	$(0.06)	$(0.06)

Weighted-average number of shares outstanding - basic and fully diluted	362,200	362,200	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss) for the period	$(69,039)	$(68,915)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	150	—
Accrued interest payable	60,092	59,697

Net cash used in operating activities	(8,797)	(9,218)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	7,000	8,000

Net cash provided by financing activities	7,000	8,000

Increase (Decrease) in Cash	(1,797)	(1,218)

Cash at beginning of period	1,934	4,922

Cash at end of period	$137	$3,704

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.	Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements, either in the adoption phase or not yet required to be adopted, to have a significant impact on the Company's financial position, results of operations or cash flows.

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
September 30, 2010 and December 31, 2009

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through September 30, 2010 and December 31, 2009, an aggregate $108,050 and $101,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	108,050	101,050

Total	$848,050	$841,050

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2010 and 2009, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

Eight Dragons Company
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

NOTE G - Income Taxes - Continued

The Company has a net operating loss carryforward of approximately $520,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009

Statutory rate applied to income before income taxes	$(23,000)	$(23,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	23,000	23,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$177,000	$154,000
Less valuation allowance	(177,000)	(154,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $23,000 and $31,000.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through November 5, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009, respectively.

General and administrative expenses of approximately $8,900 and $9,200 for the nine month periods ended September 30, 2010 and 2009, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2010 and 2009 were approximately $(0.19) and $(0.19), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had a working capital deficit of approximately $(1,126,000) and $(1,057,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,126,000 and $1,059,000, respectfully, at September 30, 2010 and December 31, 2009.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eight Dragons Company

Dated: November 5, 2010	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director