Form 10-K
period 2010-12-31
Eight Dragons Co.
filed 2011-01-28
CIK 1100778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
(Mark one)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2010

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from ______________ to _____________

                        Commission File Number: 000-28453

                              Eight Dragons Company
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                              75-2610236
(State of Incorporation)                             (I.R.S. Employer ID Number)

                 211 West Wall Street, Midland, Texas 79701-4556
                    (Address of Principal Executive Offices)

                                 (432) 682-1761
                         (Registrant's Telephone Number)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $0.0001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No[ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 25, 2011 was approximately $12,900 based upon 71,700 shares held by non-affiliates and a closing market price of $0.18 per share on January 25, 2011, as reported at www.bigcharts.com.

As of January 25, 2011, there were 362,200 shares of Common Stock issued and outstanding.

                            EIGHT DRAGONS CORPORATION

                                INDEX TO CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1     Business                                                           3
Item 1A    Risk Factors                                                       8
Item 1B    Unresolved Staff Comments                                         11
Item 2     Properties                                                        12
Item 3     Legal Proceedings                                                 12
Item 4     (Removed and Reserved)                                            12

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                12
Item 6     Selected Financial Data                                           14
Item 7     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14
Item 7A    Quantitative and Qualitative Disclosures About Market Risk        19
Item 8     Financial Statements and Supplementary Data                       19
Item 9     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           19
Item 9A    Controls and Procedures                                           19
Item 9B    Other Information                                                 20

PART III

Item 10    Directors, Executive Officers and Corporate Governance            20
Item 11    Executive Compensation                                            23
Item 12    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  24
Item 13    Certain Relationships and Related Transactions, and Director
            Independence                                                     25
Item 14    Principal Accounting Fees and Services                            26

PART IV

Item 15    Exhibits, Financial Statement Schedules                           26

SIGNATURES                                                                   38

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

On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company, a Nevada corporation formed on September 26, 2007 solely for the purpose of effecting the reincorporation. The merger was consummated through an exchange of 100 shares in the Nevada corporation for each share then issued and outstanding in the Delaware corporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation modified the Company's capital structure to allow for the issuance of up to 50,000,000 shares of $0.0001 par value common stock and up to 10,000,000 shares of $0.0001 par value preferred stock.

For periods prior to 2000, the Company participated in numerous unsuccessful ventures and corporate name changes, as have been disclosed and discussed in greater detail in previous Annual Report(s) on Form 10-K and/or Form 10-KSB which were filed with the U. S. Securities and Exchange Commission.

Since  2000,  the  Company  has  had  no  operations,   significant   assets  or
liabilities.

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company's operations or require capital expenditures to become compliant.

CURRENT STATUS

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

The Company's equity securities are currently traded on either the Bulletin Board or the Pink Sheets under the ticker symbol "EDRG".

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "B" tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

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

EFFECT OF CLIMATE CHANGE LEGISLATION

Any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company's efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

CONFLICTS OF INTEREST

The Company's sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company's principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

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

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

ADDITIONAL RISKS--DOING BUSINESS IN A FOREIGN COUNTRY

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - [REMOVED AND RESERVED]

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's securities are eligible for trading on the OTC Bulletin Board under the Commission's Rule 15c2-11, Subsection (a)(5). The Company's trading symbol is EDRG. As of the date of this report, there have been limited and sporadic trades of the Company's securities.

As of January 25, 2011, there were a total of 362,200 shares of our common stock held by approximately 276 stockholders of record and approximately 280 stockholders whose positions were held in brokerage accounts. There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

                                                 High            Low
                                                 ----            ---
Fiscal year ended December 31, 2009
     Quarter ended March 31, 2009                $1.10          $0.22
     Quarter ended June 30, 2009                 $0.25          $0.22
     Quarter ended September 30, 2009            $1.01          $0.11
     Quarter ended December 31, 2009             $0.14          $0.12

Fiscal year ended December 31, 2010
     Quarter ended March 31, 2010                $0.14          $0.14
     Quarter ended June 30, 2010                 $0.14          $0.07
     Quarter ended September 30, 2010            $0.07          $0.07
     Quarter ended December 31, 2010             $0.15          $0.07

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions and have not been adjusted for stock dividends or splits. The reported closing price of the Company's common stock, based on the last reported trade on January 6, 2011 at $0.15 per share. Additionally, there were only approximately 15 trades involving the Company's stock during Calendar 2010.

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

DIVIDENDS

Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

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

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the years ended December 31, 2010 or 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2010 and 2009 were approximately $11,000 and $11,000, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.25) and $(0.25) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company's expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) PLAN OF BUSINESS

GENERAL

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Exchange Act registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

MANAGEMENT

The Company is a shell corporation, and currently has no full-time employees. Glenn A. Little is the Company's sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Little. Mr. Little, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Little and the potential demands of the Company's activities.

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

EVALUATION OF BUSINESS OPPORTUNITIES

The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

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

(5) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 and 2009, respectively, the Company had working capital of $(1,148,000) and $(1,056,000), respectively.

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007. During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008. Through December 31, 2010 and 2009, an aggregate $110,050 and $101,050 have been advanced under this agreement. This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.

The following table is a summary of the notes payable to the Company's controlling shareholder as of December 31, 2010 and 2009, respectively:

                                                December 31,    December 31,
                                                   2010            2009
                                                 --------        --------

   Wilkerson note sold to Little                 $740,000        $740,000
   Working capital note payable to Little         110,050         101,050
                                                 --------        --------

         Total                                   $850,050        $841,050
                                                 ========        ========

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

The Company's articles of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources.

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

The Company's Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The

Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

(7) EFFECT OF CLIMATE CHANGE LEGISLATION

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company's operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company's efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     -- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     -- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     -- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010. We are currently considered to be a shell company in as much as we have no current operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

ITEM 9B - OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Name                  Age                Position Held and Tenure
    ----                  ---                ------------------------
Glenn A. Little            57          President, Chief Executive Officer Chief
                                       Financial Officer and Director

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

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

BIOGRAPHICAL INFORMATION

GLENN A. LITTLE, age 57, has served as our sole officer and director since April 2004. Mr. Little is primarily responsible for implementing our business plan. He is a graduate of The University of Florida, Gainesville (Bachelor of Science in

Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and was the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas from 1979 to 2010. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

Mr. Little currently serves as an officer and director of Eight Dragons Company and Truewest Corporation, both Nevada corporations and reporting shell corporations filing periodic reports with the SEC. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the following list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Little held comparable titles and duties to those he holds in the Company, we believe that Mr. Little possesses the attributes, experience, and qualifications necessary to effect the Company's stated business plan. Furthermore, given Mr. Little's abilities and the Company's limited financial resources, the Company has determined that it is in its best interests for Mr. Little to serve as both the Company's principal executive officer as well as Chairman of the Board of Directors. Since Mr. Little serves as the Company's sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Little.

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

                                                          Year combination
                                                             transaction
      Entity                            File/CIK #            occurred
      ------                            ----------            --------
Tomahawk Industries, Inc.                 318299                2004
Boulder Acquisitions, Inc.                721693                2004
Basic Empire Corporation                 1166389                2004
Fast Eddie Racing Stables, Inc.           770461                2005
Parallel Technologies, Inc.               710846                2005
Las Vegas Resorts Corp.                   808011                2005
United National Film Corporation          842694                2007
Jade Mountain Corporation                1165527                2007
8888 Acquisition Corporation             1376866                2010

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

     *    conducted himself in good faith;
     * reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

     * in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

CONFLICTS OF INTEREST

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

EXECUTIVE COMPENSATION

Glenn A. Little has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. The current management and oversight of the Company requires less than five (5) hours per month. As the Company's sole officer and director is engaged in other full-time income producing activities, the Company's sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Glenn A.
Little,
Principal     2010     $0         $0          $0          $0         $0            $0            $0         $0
Executive     2009     $0         $0          $0          $0         $0            $0            $0         $0
Officer       2008     $0         $0          $0          $0         $0            $0            $0         $0


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

                                        Shares Beneficially Owned (1)
                                    -------------------------------------
Name and address (2)                Number of Shares       Percentage (3)
----------------                    ----------------       --------------

Glenn A. Little                         290,500               80.2%
211 West Wall
Midland, Texas 79701

All Directors and                       290,500               80.2%
Executive Officers (1 person)

----------
(1) On December 31, 2010, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2) Under applicable Commission rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under Commission rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3) In determining the percent of voting stock owned by a person on December 31, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 362,200 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

CHANGES IN CONTROL

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's sole officer and director.

CONFLICTS OF INTEREST

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company may adopt a policy under which any consulting or finders fee that may be owed to a third party for services to assist management in evaluating a prospective business opportunity could be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

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

DIRECTOR INDEPENDENCE

Pursuant to the Company's current structure of having a sole director, who is also the Company's sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas:


                                  Year ended         Year ended
                                  December 31,       December 31,
                                     2010               2009
                                    ------             ------

     1. Audit fees                  $5,713             $6,950
     1. Audit-related fees              --                 --
     2. Tax fees                       235                800
     3. All other fees                  --                 --
                                    ------             ------

           Totals                   $5,948             $7,750
                                    ======             ======

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

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

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number
------
31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


                   (Financial statements follow on next page)

                              EIGHT DRAGONS COMPANY

                                    CONTENTS

                                                                          Page
                                                                          ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM          F-2

FINANCIAL STATEMENTS
   Balance Sheets as of December 31, 2010 and 2009                         F-3

   Statements of Operations and Comprehensive Loss
    for the years ended December 31, 2010 and 2009                         F-4

   Statement of Changes in Shareholders' Equity
    for the years ended December 31, 2010 and 2009                         F-5

   Statements of Cash Flows
    for the years ended December 31, 2010 and 2009                         F-6

   Notes to Financial Statements                                           F-7

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Eight Dragons Company

We have audited the accompanying balance sheets of Eight Dragons Company (a Nevada corporation) as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2010 and 2009, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the each of the two years ended December 31, 2010 and 2009, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                             /s/ S. W. Hatfield, CPA
                                             -----------------------------------
                                             S. W. HATFIELD, CPA
Dallas, Texas
January 26, 2011

                              EIGHT DRAGONS COMPANY
                                 BALANCE SHEETS
                           December 31, 2010 and 2009

                                                                         December 31,         December 31,
                                                                             2010                2009
                                                                         ------------        ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $        208        $      1,934
                                                                         ------------        ------------
      TOTAL CURRENT ASSETS                                                        208               1,934
                                                                         ------------        ------------

      TOTAL ASSETS                                                       $        208        $      1,934
                                                                         ============        ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable - trade                                               $         --        $         --
  Notes payable to controlling stockholder                                    850,050             841,050
  Accrued interest payable to controlling stockholder                         297,976             217,570
                                                                         ------------        ------------
      TOTAL CURRENT LIABILITIES                                             1,148,326           1,058,620
                                                                         ------------        ------------

LONG-TERM LIABILITIES                                                              --                  --
                                                                         ------------        ------------
      TOTAL LIABILITIES                                                     1,148,326           1,058,620
                                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.0001 par value
    50,000,000 shares authorized
    None issued and outstanding                                                    --                  --
  Common stock - $0.0001 par value
    100,000,000 shares authorized
    362,200 shares issued and outstanding, respectively                            36                  36
  Additional paid-in capital                                               31,690,302          31,690,302
  Accumulated deficit                                                     (32,838,456)        (32,747,024)
                                                                         ------------        ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (1,148,118)         (1,056,686)
                                                                         ------------        ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $        208        $      1,934
                                                                         ============        ============


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2010 and 2009

                                                                Year ended        Year ended
                                                                December 31,      December 31,
                                                                   2010               2009
                                                                 --------           --------
REVENUES                                                         $     --           $     --
                                                                 --------           --------
EXPENSES
  General and administrative expenses                              11,026             10,995
                                                                 --------           --------

INCOME (LOSS) FROM OPERATIONS                                     (11,026)           (10,995)

OTHER INCOME (EXPENSE)
  Interest expense                                                (80,406)           (79,887)
  Interest income                                                      --                  7
                                                                 --------           --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   (91,432)           (90,865)

PROVISION FOR INCOME TAXES                                             --                 --
                                                                 --------           --------
NET LOSS                                                          (91,432)           (90,865)

OTHER COMPREHENSIVE INCOME                                             --                 --
                                                                 --------           --------

COMPREHENSIVE LOSS                                               $(91,432)          $(90,865)
                                                                 ========           ========
Earnings per share of common stock outstanding computed
 on net loss - basic and fully diluted                           $  (0.25)          $  (0.25)
                                                                 ========           ========
Weighted-average number of shares outstanding -
 basic and fully diluted                                          362,200            362,200
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2010 and 2009

                                         Common Stock             Additional
                                    ----------------------         Paid-in           Accumulated
                                    Shares          Amount         Capital             Deficit             Total
                                    ------          ------         -------             -------             -----
BALANCES AT JANUARY 1, 2009         362,200        $    36       $ 31,690,302       $(32,656,159)       $   (965,821)

Net loss for the year                    --             --                 --            (90,865)            (90,865)
                                   --------        -------       ------------       ------------        ------------
BALANCES AT DECEMBER 31, 2009       362,200             36         31,690,302        (32,747,024)         (1,056,686)

Net loss for the year                    --             --                 --            (91,432)            (91,432)
                                   --------        -------       ------------       ------------        ------------

BALANCES AT DECEMBER 31, 2010       362,200        $    36       $ 31,690,302       $(32,838,456)       $ (1,148,118)
                                   ========        =======       ============       ============        ============


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2010 and 2009

                                                                  Year ended        Year ended
                                                                  December 31,      December 31,
                                                                     2010              2009
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $(91,432)          $(90,865)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                       --                 --
     Increase (Decrease) in
       Accounts payable - trade                                         300                 --
       Accrued interest payable                                      80,406             79,877
                                                                   --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                    (10,726)           (10,988)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                     --                 --
  Proceeds from loan from stockholder/officer                         9,000              8,000
                                                                   --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                  9,000              8,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (1,726)            (2,988)

Cash at beginning of period                                           1,934              4,922
                                                                   --------           --------

CASH AT END OF PERIOD                                              $    208           $  1,934
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                              EIGHT DRAGONS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Eight Dragons Company (Company), formerly known as Tahoe Pacific Corporation, Pacific Holdings, Inc. and Ameri-First Financial Group, respectively, was incorporated in the State of Nevada on September 27, 1996.

On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company, a Nevada corporation formed on September 26, 2007 solely for the purpose of effecting the reincorporation. The merger was consummated through an exchange of 100 shares in the Nevada corporation for each share then issued and outstanding in the Delaware corporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation modified the Company's capital structure to allow for the issuance of up to 50,000,000 shares of $0.0001 par value common stock and up to 10,000,000 shares of $0.0001 par value preferred stock.

For periods prior to 2000, the Company participated in numerous unsuccessful ventures and corporate name changes, as discussed in greater detail in previous filings with the U. S. Securities and Exchange Commission. Since 2000, the Company has had no operations, significant assets or liabilities.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

                              EIGHT DRAGONS COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company's articles of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources.

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

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                              EIGHT DRAGONS COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.   INCOME TAXES - CONTINUED

     The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon
     examination  by  a  respective  taxing  authority.   As  a  result  of  the
     implementation of Codification's Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

     At December 31, 2010 and 2009, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                              EIGHT DRAGONS COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007. During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008. Through December 31, 2010 and 2009, an aggregate $110,050 and $101,050 have been advanced under this agreement. This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little. It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company's controlling shareholder as of December 31, 2010 and 2009, respectively:

                                                  December 31,     December 31,
                                                     2010             2009
                                                   --------         --------

         Wilkerson note sold to Little             $740,000         $740,000
         Working capital note payable to Little     110,050          101,050
                                                   --------         --------

               Total                               $850,050         $841,050
                                                   ========         ========

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009, are as follows:

                                                  Year ended       Year ended
                                                  December 31,     December 31,
                                                     2010             2009
                                                    ------           ------
         Federal:
           Current                                  $   --           $   --
           Deferred                                     --               --
                                                    ------           ------
                                                        --               --
                                                    ------           ------
         State:
           Current                                      --               --
           Deferred                                     --               --
                                                    ------           ------
                                                        --               --
                                                    ------           ------

           Total                                    $   --           $   --
                                                    ======           ======

                              EIGHT DRAGONS COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

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

The Company's income tax expense (benefit) for each of the years ended December 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Year ended    Year ended
                                                      December 31,  December 31,
                                                         2010          2009
                                                       --------      --------

Statutory rate applied to income before income taxes   $(31,000)     $(31,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward    31,000        31,000
                                                       --------      --------

      Income tax expense                               $     --      $     --
                                                       ========      ========

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of December 31, 2010 and 2009, respectively, the deferred tax asset is as follows:

                                                      December 31,  December 31,
                                                         2010          2009
                                                       --------      --------
Deferred tax assets
  Net operating loss carryforwards                     $185,000      $154,000
  Less valuation allowance                             (185,000)     (154,000)
                                                       --------      --------

      Net Deferred Tax Asset                           $     --      $     --
                                                       ========      ========

During the years ended December 31, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $31,000 and $31,000.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through January 26, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

                        (Signatures follow on next page)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EIGHT DRAGONS COMPANY


Dated: January 27, 2011                  /s/ Glenn A. Little
                                         ---------------------------------------
                                         Glenn A. Little
                                         President, Chief Executive Officer
                                         Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.


Dated: January 27, 2011                  /s/ Glenn A. Little
                                         ---------------------------------------
                                         Glenn A. Little
                                         President, Chief Executive Officer
                                         Chief Financial Officer and Director