Form 10-Q
period 2011-03-31
Eight Dragons Co.
filed 2011-04-19
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 19, 2011:  362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2010

Part I
Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash on hand and in bank	$1,313	$208

Total Current Assets	1,313	208

Total Assets	$1,313	$208

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	855,050	850,050
Accrued interest payable to controlling stockholder	317,919	297,976

Total Current Liabilities	1,172,969	1,148,326

Long-Term Liabilities	—	—

Total Liabilities	1,172,969	1,148,326

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,861,844)	(32,838,456)

Total Shareholders’ Equity (Deficit)	(1,171,506)	(1,148,118)

Total Liabilities and Shareholders’ Equity	$208	$208

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2011 and 2010

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010

Revenues	$—	$—

Expenses
Professional fees	2,650	4,419
General and administrative expenses	795	895

Income (Loss) from operations	(3,445)	(5,314)

Other Income (Expense)
Interest expense	(19,943)	(19,760)

Income (Loss) before provision for income taxes	(23,388)	(25,074)

Provision for income taxes	—	—

Net Loss	(23,388)	(25,074)

Other Comprehensive Income	—	—

Comprehensive Loss	$(23,388)	$(25,074)

Earnings per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.06)	$(0.07)

Weighted-average number of shares outstanding - basic and fully diluted	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Three months ended March 31, 2011 and 2010

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010

Cash Flows from Operating Activities
Net income (loss) for the period	$(23,388)	$(25,074)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Prepaid expenses	(150)	—
Increase (Decrease) in
Accounts payable - trade	(300)	—
Accrued interest payable	19,943	19,760

Net cash used in operating activities	(3,895)	(5,314)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	5,000	5,000

Net cash provided by financing activities	5,000	5,000

Increase (Decrease) in Cash	1,105	(314)

Cash at beginning of period	208	1,934

Cash at end of period	$1,313	$1,620

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
March 31, 2011 and December 31, 2010

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

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
March 31, 2011 and December 31, 2010

NOTE D - Summary of Significant Accounting Policies - Continued

2.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2007.  The Company does not anticipate any examinations of returns filed since 2007.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At March 31, 2011 and 2010, respectively, the Company had no outstanding common stock equivalents.

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
March 31, 2011 and December 31, 2010

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through March 31, 2011 and December 31, 2010, respectively, an aggregate $115,050 and $110,050 has been advanced under this agreement.  This note matured on December 31, 2008 and is due upon demand.  No demand for payment has been made by Mr. Little through the date of this filing.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	115,050	110,050

Total	$855,050	$850,050

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2011 and 2010 are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $525,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Eight Dragons Company
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three months ended March 31, 2011 and 2010,  respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010

Statutory rate applied to income before income taxes	$(8,000)	$(8,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	8,000	8,500

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2011 and 2010, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2010
Deferred tax assets
Net operating loss carryforwards	$193,000	$185,000
Less valuation allowance	(193,000)	(185,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2011 and for the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $8,000 and $31,000.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through April 19, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the three month periods ended March 31, 2011 or 2010, respectively.

General and administrative expenses of approximately $3,400 and $5,300 for the three month periods ended March 31, 2011 and 2010, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2011 and 2010 were approximately $(0.06) and $(0.07), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, the Company had a working capital deficit of approximately $(1,170,000) and $(1,126,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,173,000 and $1,126,000, respectfully, at March 31, 2011 and December 31, 2010.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eight Dragons Company

Dated: April 19, 2011	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director