Form 10-Q
period 2011-06-30
Eight Dragons Co.
filed 2011-07-25
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 22, 2011:  362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2010

Part I

Item 1 - Financial Statements

Eight Dragons Company
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash on hand and in bank	$1,880	$208

Total Current Assets	1,880	208

Total Assets	$1,880	$208

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	857,050	850,050
Accrued interest payable to controlling stockholder	338,095	297,976

Total Current Liabilities	1,195,145	1,148,326

Long-Term Liabilities	—	—

Total Liabilities	1,195,145	1,148,326

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,883,603)	(32,838,456)

Total Shareholders’ Equity (Deficit)	(1,193,265)	(1,148,118)

Total Liabilities and Shareholders’ Equity	$1,880	$208

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$—	$—	$—	$—

Expenses
Professional fees	3,550	5,719	900	1,300
Other general and administrative expenses	1,478	1,645	683	750
Total operating expenses	5,028	7,364	1,583	2,050

Income (Loss) from operations	(5,028)	(7,364)	(1,583)	(2,050)

Other Income (Expense)
Interest expense	(40,119)	(39,805)	(20,176)	(20,045)
Interest income	—	—	—	—
Total other income (expense)	(40,119)	(39,805)	(20,176)	(20,045)

Income (Loss) before
provision for income taxes	(45,147)	(47,169)	(21,761)	(22,095)

Provision for income taxes	—	—	—	—

Net Loss	(45,147)	(47,169)	(21,761)	(22,095)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(45,147)	$(47,169)	$(21,761)	$(22,095)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.12)	$(0.13)	$(0.06)	$(0.06)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Statements of Cash Flows
Six months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss) for the period	$(45,147)	$(47,169)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Prepaid expenses	(300)	—
Increase (Decrease) in
Accrued interest payable	40,119	39,805

Net cash used in operating activities	(5,328)	(7,364)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	7,000	7,000

Net cash provided by financing activities	7,000	7,000

Increase (Decrease) in Cash	1,672	(364)

Cash at beginning of period	208	1,934

Cash at end of period	$1,880	$1,570

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Eight Dragons Company
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2011 and 2010, respectively, the Company had no outstanding common stock equivalents.

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
June 30, 2011 and December 31, 2010

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through June 30, 2011 and December 31, 2010, respectively, an aggregate $115,050 and $110,050 has been advanced under this agreement.  This note matured on December 31, 2008 and is due upon demand.  No demand for payment has been made by Mr. Little through the date of this filing.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	117,050	110,050

Total	$857,050	$850,050

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2011 and 2010 are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $547,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Eight Dragons Company
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six months ended June 30, 2011 and 2010,  respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010

Statutory rate applied to income before income taxes	$(15,000)	$(16,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	15,000	16,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of June 30, 2011 and December 31, 2010, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2010	2010
Deferred tax assets
Net operating loss carryforwards	$200,000	$185,000
Less valuation allowance	(200,000)	(185,000)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $15,000 and $31,000.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through July 22, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2011 or 2010, respectively.

General and administrative expenses of approximately $5,000 and $7,400 for the six month periods ended June 30, 2011 and 2010, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2011 and 2010 were approximately $(0.12) and $(0.13), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had a working capital deficit of approximately $(1,170,000) and $(1,126,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,173,000 and $1,126,000, respectfully, at June 30, 2011 and December 31, 2010.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls more fully disclosed in our Annual Report on Form 10-K.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: July 22, 2011	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director