Form 10-Q/A
period 2011-06-30
Eight Dragons Co.
filed 2011-07-25
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2011:  362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 *

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *

101 Interactive data files pursuant to Rule 405 of Regulation S-T. **

* Previously filed.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: July 25, 2011	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director

14