Form 10-K
period 2011-12-31
Eight Dragons Co.
filed 2012-02-23
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Eight Dragons Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2610236
(State of Incorporation)	(I. R. S. Employer ID Number)

1600 West Golf Course, Midland, TX 79701
(Address of Principal Executive Offices)

(432) 889-4477
(Registrant’s Telephone Number)

211 West Wall Street, Midland, TX 79701
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.0001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 23, 2012 was approximately $96,795 based upon 71,700 shares held by non-affiliates and a closing market price of $1.35 per share on October 28, 2011, the last reported trade as reported at www.bigcharts.com.

As of February 23, 2012, there were 362,200 shares of Common Stock issued and outstanding.

Eight Dragons Corporation

Index to Contents

		Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	(Removed and Reserved)	8

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data	10
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8	Financial Statements and Supplementary Data	15
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A	Controls and Procedures	15
Item 9B	Other Information	16

Part III

Item 10	Directors, Executive Officers and Corporate Governance	16
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13	Certain Relationships and Related Transactions, and Director Independence	21
Item 14	Principal Accounting Fees and Services	22

Part IV

Item 15	Exhibits, Financial Statement Schedules	13

Signatures		24

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Current Status

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation.

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

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

As of February 23, 2012, there were a total of 362,200 shares of our common stock held by approximately 276 stockholders of record and approximately 280 stockholders whose positions were held in brokerage accounts.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2010
Quarter ended March 31, 2010	$0.14	$0.14
Quarter ended June 30, 2010	$0.14	$0.07
Quarter ended September 30, 2010	$0.07	$0.07
Quarter ended December 31, 2010	$0.15	$0.07

Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$0.16	$1.05
Quarter ended June 30, 2011	$1.05	$1.15
Quarter ended September 30, 2011	$1.15	$3.00
Quarter ended December 31, 2011	$1.35	$1.35

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions and have not been adjusted for stock dividends or splits.  The reported closing price of the Company’s common stock, based on the last reported trade on October 28, 2011, was $1.35 per share.  Additionally, there were only approximately 19 trades involving the Company’s stock during Calendar 2011 and approximately 15 trades involving the Company’s stock during Calendar 2010.

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

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2011 or 2010, respectively.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $12,000 and $11,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.26) and $(0.25) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital of $(1,141,000) and $(1,148,000), respectively.

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. (Wilkerson) as compensation to replace a guarantee related to a former officer’s debt.  This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal.  The note was payable on demand, or if no demand was made, the entire principal amount and all accrued interest was due and payable on July 31, 2006.  On January 18, 2005, the Company and Wilkerson entered into a Debt and Stock Purchase Agreement with Glenn A. Little (Little) pursuant to which Little agreed to purchase the $740,000 in outstanding debt against the Company and to purchase certain common stock of the Company owned by Wilkerson for total cash consideration of $60,000.  The note matured on July 31, 2006 and no demand for payment has been made by Mr. Little.

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2011 and 2010, an aggregate $122,050 and $110,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	122,050	110,050

Total	$862,050	$850,050

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew its operations.

The Company’s ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company’s behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2011.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company’s internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company’s bills, and (3) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	58	President, Chief Executive Officer Chief Financial Officer and Director

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

The directors and officers will devote their time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Glenn A. Little, age 58, has served as our sole officer and director since September 2006.  Mr. Little is primarily responsible for implementing our business plan.  He is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and was the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas from 1979 through his retirement in 2011.  Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

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

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little’s involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it’s current plan of operations.  Additional information about these companies can be researched at www.sec.gov.

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
•
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation’s best interest and, in all other cases, that his conduct was at least not opposed to the corporation’s best interests; and

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

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors’ capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors’  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, ©)  a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken  within the scope of the director’s office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law.  Limitations on liability provided for in our Articles of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at 211 West Wall Street, Midland, TX 76701.  The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company has not adopted a code of ethics.  Since the Company has no employees and one person serving as both sole director and sole executive and financial officer, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2011 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn A. Little,	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Glenn A. Little	290,500	80.2%
1600 West Golf Course
Midland, Texas 79701

All Directors and	290,500	80.2%
Executive Officers (1 person)

(1)	On December 31, 2011, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable Commission rules, a person is deemed the “beneficial owner” of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security.  Under Commission rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2011  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 362,200 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$5,150	$5,713
2. Audit-related fees	—	—
3. Tax fees	325	235
4. All other fees	—	—

Totals	$5,475	$5,948

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

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company’s defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

Exhibit
Number

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

EIGHT DRAGONS COMPANY

CONTENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010	F-4

Statement of Changes in Shareholders' Equity
for the years ended December 31, 2011 and 2010	F-5

Statements of Cash Flows
for the years ended December 31, 2010 and 2010	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eight Dragons Company

We have audited the accompanying balance sheets of Eight Dragons Company (a Nevada corporation) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the each of the two years ended December 31, 2011 and 2010, respectively.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the each of the two years ended December 31, 2011 and 2010, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company’s ability to continue as a going concern and are discussed in Note C.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 23, 2012

EIGHT DRAGONS COMPANY
BALANCE SHEETS
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash on hand and in bank	$2,118	$208

Total Current Assets	2,118	208

Total Assets	$2,118	$208

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	862,050	850,050
Accrued interest payable to controlling stockholder	379,006	297,976

Total Current Liabilities	1,243,256	1,148,326

Long-Term Liabilities	—	—

Total Liabilities	1,243,256	1,148,326

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,931,476)	(32,838,456)

Total Shareholders’ Equity (Deficit)	(1,241,138)	(1,148,118)

Total Liabilities and Shareholders’ Equity	$2,118	$208

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2011 and 2010

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Revenues	$—	$—

Expenses
General and administrative expenses	11,990	11,026

Income (Loss) from operations	(11,990)	(11,026)

Other Income (Expense)
Interest expense	(81,030)	(80,406)

Income (Loss) before provision for income taxes	(93,020)	(91,432)

Provision for income taxes	—	—

Net Loss	(93,020)	(91,432)

Other Comprehensive Income	—	—

Comprehensive Loss	$(93,020)	$(91,432)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.26)	$(0.25)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2011 and 2010

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2010	362,200	$36	$31,690,302	$(32,747,024)	$(1,056,686)

Net loss for the year	—	—	—	(91,432)	(91,432)

Balances at December 31, 2010	362,200	36	31,690,302	(32,838,456)	(1,148,118)

Net loss for the year	—	—	—	(93,020)	(93,020)

Balances at December 31, 2011	362,200	$36	$31,690,302	$(32,931,476)	$(1,241,138)

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2011 and 2010

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Cash Flows from Operating Activities
Net income (loss) for the period	$(93,020)	$(91,432)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	1,900	300
Accrued interest payable	81,030	80,406

Net cash used in operating activities	(10,090)	(10,726)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	12,000	9,000

Net cash provided by financing activities	12,000	9,000

Increase (Decrease) in Cash	1,910	(1,726)

Cash at beginning of period	208	1,934

Cash at end of period	$2,118	$208

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation.

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

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew its operations.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

NOTE C - GOING CONCERN UNCERTAINTY - Continued

The Company’s ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2008.  The Company does not anticipate any examinations of returns filed since 2008.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

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

At December 31, 2011 and 2010, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

NOTE F - NOTES PAYABLE TO STOCKHOLDER

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. (Wilkerson) as compensation to replace a guarantee related to a former officer’s debt.  This note was unsecured and bore interest at 6% on unpaid principal and 10% on matured unpaid principal.  The note was payable on demand, or if no demand was made, the entire principal amount and all accrued interest was due and payable on July 31, 2006.  On January 18, 2005, the Company and Wilkerson entered into a Debt and Stock Purchase Agreement with Glenn A. Little (Little) pursuant to which Little agreed to purchase the $740,000 in outstanding debt against the Company and to purchase certain common stock of the Company owned by Wilkerson for total cash consideration of $60,000.  The note matured on July 31, 2006 and no demand for payment has been made by Mr. Little.

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2011 and 2010, an aggregate $122,050 and $110,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	122,050	110,050

Total	$862,050	$850,050

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

NOTE G - INCOME TAXES - CONTINUED

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $593,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for each of the years ended December 31, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Statutory rate applied to income before income taxes	$(32,000)	$(31,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	32,000	31,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of December 31, 2011 and 2010, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$217,000	$185,000
Less valuation allowance	(217,000)	(185,000)

Net Deferred Tax Asset	$—	$—

During the years ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $32,000 and $31,000.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through February 23, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: February 23, 2012	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: February 23, 2012	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director