Form 10-Q
period 2012-06-30
Eight Dragons Co.
filed 2012-08-13
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  August 13, 2012: 362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended June 30, 2012

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
BALANCE SHEETS
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash on hand and in bank	$10,528	$2,118

Total Current Assets	10,528	2,118

Total Assets	$10,528	$2,118

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$2,200	$—
Notes payable to controlling stockholder	874,550	862,050
Accrued interest payable to controlling stockholder	425,426	379,006

Total Current Liabilities	1,302,176	1,243,256

Long-Term Liabilities	—	—

Total Liabilities	1,302,176	1,243,256

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(32,981,986)	(32,931,476)

Total Shareholders’ Equity (Deficit)	(1,291,648)	(1,241,138)

Total Liabilities and Shareholders’ Equity	$10,528	$2,118

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Six and Three months ended June 30, 2012 and 2011

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues	$—	$—	$—	$—

Expenses
Professional fees	3,650	3,550	1,000	900
Other general and administrative expenses	440	1,478	120	683
Total operating expenses	4,090	5,028	1,583	1,583

Income (Loss) from operations	(4,090)	(5,028)	(1,583)	(1,583)

Other Income (Expense)
Interest expense	(46,420)	(40,119)	(20,462)	(20,176)
Interest income	—	—	—	—
Total other income (expense)	(46,420)	(40,119)	(20,462)	(20,176)

Income (Loss) before
provision for income taxes	(50,510)	(45,147)	(22,045)	(21,761)

Provision for income taxes	—	—	—	—

Net Loss	(50,510)	(45,147)	(22,045)	(21,761)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(50,510)	$(45,147)	$(22,045)	$(21,761)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.14)	$(0.12)	$(0.06)	$(0.06)

Weighted-average number of shares outstanding -
basic and fully diluted	362,200	362,200	362,200	362,200

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2012 and 2011

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(50,510)	$(45,147)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Prepaid expenses	—	(300)
Increase (Decrease) in
Accrued interest payable	46,420	40,119

Net cash used in operating activities	(4,090)	(5,328)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	12,500	7,000

Net cash provided by financing activities	12,500	7,000

Increase (Decrease) in Cash	8,410	1,672

Cash at beginning of period	2,118	208

Cash at end of period	$10,528	$1,880

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2012 and December 31, 2011, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
June 30, 2012 and December 31, 2011

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  No subsequent modifications to the agreement have been made.  Through June 30, 2012 and December 31, 2011, an aggregate $134,550 and $122,050 has been advanced under this agreement.  This note matured on December 31, 2008 and is currently due upon demand.  As of the no demand for payment has been made by Mr. Little.  It is the intent of Mr. Little and the Company to extend the maturity date of this note to a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	134,550	122,050

Total	$874,550	$862,050

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2012 and 2011, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2012 and December 31, 2011

NOTE G - INCOME TAXES - CONTINUED

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $668,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011

Statutory rate applied to income before income taxes	$(17,000)	$(15,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	17,000	15,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of June 30, 2012 and December 31, 2011, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$234,000	$217,000
Less valuation allowance	(234,000)	(217,000)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $17,000 and $32,000.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through August 2, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the six month periods ended June 30, 2012 and 2011, respectively.

General and administrative expenses of approximately $4,100 and $5,000 for the six month periods ended June 30, 2012 and 2011, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2012 and 2011 were approximately $(0.14) and $(0.12), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the Company had a working capital deficit of approximately $(1,292,000) and $(1,241,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,300,000 and $1,241,000, respectfully, at June 30, 2012 and December 31, 2011.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

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

Eight Dragons Company

Dated: August 13, 2012	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director