Form 10-K
period 2012-12-31
Eight Dragons Co.
filed 2013-02-11
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 25, 2013 was approximately $96,795 based upon 71,700 shares held by non-affiliates and a closing market price of $1.35 per share on January 14, 2013, the last reported trade as reported at www.bigcharts.com.

As of January 30, 2013, there were 362,200 shares of Common Stock issued and outstanding.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 1600 West Golf Course, Midland, Texas 79701.  The Company’s telephone number there is (432) 889-4477. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s securities are eligible for trading on the QB tier of the Pink Sheets.  The Company’s trading symbol is EDRG.  As of the date of this report, there have been limited and sporadic trades of the Company’s securities.

As of January 30, 2013, there were a total of 362,200 shares of our common stock held by approximately 274 stockholders of record, exclusive of those whose positions were held in “street name” through their respective brokerage accounts.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$0.16	$1.05
Quarter ended June 30, 2011	$1.05	$1.15
Quarter ended September 30, 2011	$1.15	$3.00
Quarter ended December 31, 2011	$1.35	$1.35

Fiscal year ended December 31, 2012
Quarter ended March 31, 2012	$2.98	$1.35
Quarter ended June 30, 2012	$1.50	$1.50
Quarter ended September 30, 2012	$1.50	$1.50
Quarter ended December 31, 2012	$1.50	$1.35

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions and have not been adjusted for stock dividends or splits.  The reported closing price of the Company’s common stock, based on the last reported trade on January 14, 2013, was $1.35 per share.  Additionally, there were only approximately 19 trades each involving the Company’s stock during both Calendar 2012 and 2011, respectively.

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

Restricted Securities

We currently have 304,000 outstanding shares which may be deemed restricted securities as defined in Rule 144.  We do not intend to issue any securities prior to consummating a reverse merger transaction.  Any securities we may issue in a merger or similar business combination transaction will most likely be classified as restricted securities.

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 or 2011, respectively.

General and administrative expenses for each of the years ended December 31, 2012 and 2011 were approximately $12,000 and $12,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2012 and 2011 were $(0.28) and $(0.26) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company had working capital of $(1,341,000) and $(1,141,000), respectively.

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2012 and 2011, respectively, an aggregate $134,550 and $122,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	134,550	122,050

Total	$874,550	$862,050

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of S. W. Hatfield, CPA's

On February 1, 2013,  the Board of Directors of Eight Dragons Company (Company) was notified by it's auditors, S. W. Hatfield, CPA (SWHCPA) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, the firm would resign effective upon the  Company's filing of the Form 10-K for the year ended December 31, 2012.

The Company's Board of Directors has accepted the pending resignation of SWHCPA.

No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion  or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended December 31, 2012 and 2011)  and from January 1, 2013 to the date of this Report, there were no disagreements with SWHCPA on any matter of accounting  principles or practices, financial disclosure, or auditing scope or procedure.  For the years ended December 31, 2012 and 2011, and from January 1, 2012 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided SWHCPA with a copy of the foregoing disclosure and requested SWHCPA to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein.  A copy of SWHCPA’s letter dated February 1, 2013 is attached as Exhibit 16.1 in this filing and in a Current Report on Form 8-K contemporaneous with the effective date of their resignation.

The Company  anticipates  appointing  successor  auditors in the near future and will file the required Current Report on Form 8-K concurrent with that event.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	59	President, Chief Executive Officer Chief Financial Officer and Director

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

Biographical Information

Glenn A. Little, age 59, has served as our sole officer and director since September 2006.  Mr. Little is primarily responsible for implementing our business plan.  He is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and was the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas from 1979 through his retirement in 2011.  Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at 1600 West Golf Course, Midland, TX 79701.  The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2012 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn A. Little,	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Glenn A. Little	291,500	80.5%
1600 West Golf Course
Midland, Texas 79701

All Directors and	291,500	80.5%
Executive Officers (1 person)

(1)	On December 31, 2012, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 362,200 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 1600 West Golf Course, Midland, TX 79701.  The Company’s telephone number there is (432) 889-4477.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$5,350	$5,150
2. Audit-related fees	—	—
3. Tax fees	225	325
4. All other fees	—	—

Totals	$5,575	$5,475

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

16.1 Letter from S. W. Hatfield, CPA

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

EIGHT DRAGONS COMPANY

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eight Dragons Company

We have audited the accompanying balance sheets of Eight Dragons Company (a Nevada corporation) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2012 and 2011, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the each of the two years ended December 31, 2012 and 2011, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
January 25, 2013 (except for Note H
as to which the date is February 5, 2013)

EIGHT DRAGONS COMPANY
BALANCE SHEETS
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash on hand and in bank	$2,606	$2,118

Total Current Assets	2,606	2,118

Total Assets	$2,606	$2,118

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	874,550	860,050
Accrued interest payable to controlling stockholder	466,800	379,006

Total Current Liabilities	1,343,550	1,243,256

Long-Term Liabilities	—	—

Total Liabilities	1,343,550	1,243,256

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,031,282)	(32,931,476)

Total Shareholders’ Equity (Deficit)	(1,340,944)	(1,124,138)

Total Liabilities and Shareholders’ Equity	$2,606	$2,118

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2012 and 2011

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Revenues	$—	$—

Expenses
General and administrative expenses	12,012	11,990

Income (Loss) from operations	(12,012)	(11,990)

Other Income (Expense)
Interest expense	(87,794)	(81,030)

Income (Loss) before provision for income taxes	(99,806)	(93,020)

Provision for income taxes	—	—

Net Loss	(99,806)	(93,020)

Other Comprehensive Income	—	—

Comprehensive Loss	$(99,806)	$(93,020)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.28)	$(0.26)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2012 and 2011

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2011	362,200	$36	$31,690,302	$(32,838,456)	$(1,148,118)

Net loss for the year	—	—	—	(93,020)	(93,020)

Balances at December 31, 2011	362,200	36	31,690,302	(32,931,476)	(1,241,138)

Net loss for the year	—	—	—	(99,806)	(99,806)

Balances at December 31, 2012	362,200	$36	$31,690,302	$(33,031,282)	$(1,340,944)

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(99,806)	$(93,020)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	1,900
Accrued interest payable	87,794	81,030

Net cash used in operating activities	(12,012)	(10,090)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Proceeds from loan from stockholder/officer	12,500	12,000

Net cash provided by financing activities	12,500	12,000

Increase (Decrease) in Cash	488	1,910

Cash at beginning of period	2,118	208

Cash at end of period	$2,606	$2,118

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no significant assets or operating activity as of September 30, 2012.

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
December 31, 2012 and 2011

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending prior to December 31, 2009.  The Company does not anticipate any examinations of returns filed after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

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

At December 31, 2012 and 2011, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
December 31, 2012 and 2011

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2012 and 2011, an aggregate $134,550 and $122,050 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  Mr. Little and the Company may elect to renegotiate or extend the maturity date of this note at a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	134,550	122,050

Total	$874,550	$862,050

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE G - INCOME TAXES - CONTINUED

As a result of a 2005 change in control, the Company has a net operating loss carryforward of approximately $605,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Statutory rate applied to income before income taxes	$(34,000)	$(32,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	34,000	32,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of December 31, 2012 and 2011, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$251,000	$217,000
Less valuation allowance	(251,000)	(217,000)

Net Deferred Tax Asset	$—	$—

During the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $34,000 and $32,000.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through February 5, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Dated: February 5, 2013	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: February 5, 2013	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director