Form 10-Q
period 2013-03-31
Eight Dragons Co.
filed 2013-04-23
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  April 15, 2013:  362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended March 31, 2013

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$1,641	$2,606

Total Current Assets	1,641	2,606

Total Assets	$1,641	$2,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable - trade	$—	$2,200
Notes payable to controlling stockholder	877,050	874,550
Accrued interest payable to controlling stockholder	479,758	466,800

Total Current Liabilities	1,356,808	1,343,550

Long-Term Liabilities	—	—

Total Liabilities	1,356,808	1,343,550

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,045,505)	(33,031,282)

Total Stockholders’ Deficit	(1,355,167)	(1,340,944)

Total Liabilities and Stockholders’ Deficit	$1,641	$2,606

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three months ended March 31, 2013 and 2012
(Unaudited)

	Three months ended
	March 31,
	2013	2012

Revenues	$—	$—

Expenses
General and administrative expenses	1,265	2,970

Loss from operations	(1,265)	(2,970)

Other Income (Expense)
Interest expense	(12,958)	(25,958)

Loss before provision for income taxes	(14,223)	(28,928)

Provision for income taxes	—	—

Net Loss	(14,223)	(28,928)

Other Comprehensive Income	—	—

Comprehensive Loss	$(14,223)	$(28,928)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.04)	$(0.08)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the three months ended March 31, 2013 and 2012
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss for the period	$(14,223)	$(28,928)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	(2,200)	—
Accrued interest payable	12,958	25,958

Net cash used in operating activities	(3,465)	(2,970)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from stockholder/officer	2,500	12,500

Net cash provided by financing activities	2,500	12,500

(Decrease) Increase in Cash	(965)	9,530

Cash at beginning of period	2,606	2,118

Cash at end of period	$1,641	$11,648

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company has no significant assets or operating activity as of March 31, 2013. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew its operations.

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

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2013

NOTE 3 - GOING CONCERN UNCERTAINTY - CONTINUED

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2013

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

As of March 31, 2013 and December 31, 2012, and subsequent thereto, the Company had no outstanding common stock equivalents.

4.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 6 - NOTES PAYABLE TO STOCKHOLDER

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through March 31, 2013 and December 31, 2012, an aggregate $137,050 and $134,550 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  Mr. Little and the Company may elect to renegotiate or extend the maturity date of this note at a future date.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2013

NOTE 6 - NOTES PAYABLE TO STOCKHOLDER - CONTINUED

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
	Unaudited

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	137,050	134,550

Total	$877,050	$874,550

NOTE 7 - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended March 31, 2013 and 2012, are as follows:

Three months ended
March 31,
	2013	2012
	Unaudited	Unaudited
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2013, the Company has a net operating loss carryforward of approximately $752,000 for Federal income tax purposes after taking the effect of change in control in 2005, The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three months ended March 31, 2013 and 2012, respectively, differed from the statutory federal rate of 34 % as follows:

	Three months ended
	March 31,
	2013	2012
	Unaudited	Unaudited

Statutory rate applied to income before income taxes	$(5,000)	$(10,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	5,000	10,000

Income tax expense	$—	$—

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2013

NOTE 7 - INCOME TAXES - CONTINUED

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2013 and December 31, 2012, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2013	2012
	Unaudited
Deferred tax assets
Net operating loss carryforwards	$256,000	$251,000
Less valuation allowance	(256,000)	(251,000)

Net Deferred Tax Asset	$—	$—

During the three month periods ended March 31, 2013 and for the year ended December 31, 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $5,000 and $34,000.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through April 19, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2013 and 2012, respectively.

General and administrative expenses of approximately $1,300 and $3,000 for the three month periods ended March 31, 2013 and 2012, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2013 and 2012 were approximately $(0.04) and $(0.08), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $(1,355,000) and $(1,341,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,357,000 and $1,344,000, respectfully, at March 31, 2013 and December 31, 2012.

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

Our significant accounting policies are summarized in Note 4 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

(8) Other Contractual Obligations

As of March 31, 2013, we do not have any contractual obligations.

(9) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10) Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, operations or cash flows.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Eight Dragons Company

Date: April 23, 2013	By:	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director