Form 10-K
period 2013-12-31
Eight Dragons Co.
filed 2014-03-25
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 3, 2014 was approximately $57,360 based upon 71,700 shares held by non-affiliates and a closing market price of $0.8 per share on February 3, 2014, the last reported trade as reported at www.bigcharts.com.

As of February 3, 2014, there were 362,200 shares of Common Stock issued and outstanding.

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

On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company, a Nevada corporation formed on September 26, 2007 solely for the purpose of effecting the reincorporation.  The merger was consummated through an exchange of 100 shares in the Nevada corporation for each share then issued and outstanding in the Delaware corporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

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

As of February 3, 2014, there were a total of 362,200 shares of our common stock held by approximately 274 stockholders of record, exclusive of those whose positions were held in “street name” through their respective brokerage accounts.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2012
Quarter ended March 31, 2012	$2.98	$1.35
Quarter ended June 30, 2012	$1.50	$1.50
Quarter ended September 30, 2012	$1.50	$1.50
Quarter ended December 31, 2012	$1.50	$1.35

Fiscal year ended December 31, 2013
Quarter ended March 31, 2013	$1.35	$1.35
Quarter ended June 30, 2013	$1.35	$1.20
Quarter ended September 30, 2013	$1.20	$0.80
Quarter ended December 31, 2013	$1.05	$0.80

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions and have not been adjusted for stock dividends or splits.  The reported closing price of the Company’s common stock, based on the last reported trade on February 3, 2014, was $0.8 per share.  Additionally, there were only approximately 11 trades and 19 trades involving the Company’s stock during both Calendar 2013 and 2012, respectively.

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2013 or 2012, respectively.

General and administrative expenses for each of the years ended December 31, 2013 and 2012 were approximately $8,800 and $12,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2013 and 2012 were $(0.27) and $(0.28) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2013 and 2012, respectively, the Company had working capital of $(1,438,000) and $(1,341,000), respectively.

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2013 and 2012, respectively, an aggregate $145,550 and $134,550 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	145,550	134,550

Total	$885,550	$874,550

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

Item 8 - Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous independent registered public accounting firm

On February 5, 2013, the Board of Directors of Eight Dragons Company was notified by it's auditor, S. W. Hatfield, CPA  that due to the partner rotation rules and regulations of the US Security and Exchange Commission and Sarbanes-Oxley act of 2002, the firm would resign effective upon the company's filing of its Form 10-K for the year ended 12/31/2012 (ie February 11, 2013).

Subsequent to its dismissal, S. W. Hatfield, CPA's registration with the Public Company Accounting Oversight Board ("PCAOB") was revoked on July 11, 2013 (effective date of sanctions), due to failure to comply with PCAOB rules and interim auditing standards during audits of two unrelated public companies for their respective fiscal years ended 2003 and 2004.  As SWHCPA is no longer registered with the PCAOB, the Company will not include SWHCPA's audit reports or consents in the Company's future filings with the Commission.

(b) New independent registered public accounting firm

On April 15 2013, the Board of Directors of the Company appointed Goldman Accounting Services CPA, PLLC as the Company's independent registered public accounting firm, effective immediately.

During the Company's two most recent fiscal years ended December 31 2012 and 2011 and through the subsequent interim period to April 15, 2013, the Company did not consult Goldman Accounting Services CPA, PLLC with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Goldman Accounting Services CPA, PLLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2013.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	60	President, Chief Executive Officer Chief Financial Officer and Director

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

Biographical Information

Glenn A. Little, age 60, has served as our sole officer and director since September 2006.  Mr. Little is primarily responsible for implementing our business plan.  He is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and was the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas from 1979 through his retirement in 2011.  Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

Mr. Little currently serves as an officer and director of Eight Dragons Company, a Nevada corporations and reporting shell corporations filing periodic reports with the SEC.  The Company is current in the filing of their periodic reports with the SEC.  Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

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

Compliance With Section 16(a) of the Exchange Act

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2013 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn A. Little,	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Glenn A. Little	291,500	80.5%
1600 West Golf Course, Midland, Texas 79701

All Directors and	291,500	80.5%
Executive Officers (1 person)

(1)	On February 3, 2013, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

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

(3)
In determining the percent of voting stock owned by a person on December 31, 2013  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 362,200 shares of common stock outstanding on December 31, 2013, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling stockholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.T

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

1. Audit fees	$4,200	$5,350
2. Audit-related fees	1,200	—
3. Tax fees	—	225
4. All other fees	—	—

Totals	$5,400	$5,575

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with our auditors maintaining its independence and have determined that these services do not compromise their independence.

“Audit Fees”consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-K and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

“Tax Fees”consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception required to be) approved by the audit committee of our Board of Directors. The Company has not designated a formal audit committee. However, as defined in the Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of our independent auditors, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by auditing standards generally accepted in the United States of America. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2013 and 2012 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

Financial Statements and Schedules
The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List
The following exhibits are filed as part of this report or incorporated by reference:

31.1*                      Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*                      Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**            XBRL Instance Document
101.SCH**           XBRL Taxonomy Extension Schema Document
101.CAL**           XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**            XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**           XBRL Taxonomy Extension Label Linkbase Document
101.PRE**            XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed“furnished”and not “filed”.

(Financial statements follow on next page)

EIGHT DRAGONS COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eight Dragons Company

We have audited the accompanying balance sheets of Eight Dragons Company as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity and statements of cash flows for the years then ended.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Dragons Company as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the accompanying financial statements, the Company has no operations or significant assets and is dependent upon its majority shareholder to provide the sufficient working capital to pay for its current operating expenses.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C to the accompanying financial statements.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Goldman Accounting Services CPA, PLLC
GOLDMAN ACCOUNTING SERVICES CPA, PLLC
Suffern, New York
March  25, 2014

EIGHT DRAGONS COMPANY
BALANCE SHEETS
As of December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash on hand and in bank	$2,568	$2,606

Total Current Assets	2,568	2,606

Total Assets	$2,568	$2,606

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$2,200
Notes payable to controlling stockholder	885,550	874,550
Accrued interest payable to controlling stockholder	554,801	466,800

Total Current Liabilities	1,440,351	1,343,550

Long-Term Liabilities	—	—

Total Liabilities	1,440,351	1,343,550

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,128,121)	(33,031,282)

Total Shareholders’ Equity (Deficit)	(1,437,783)	(1,340,944)

Total Liabilities and Shareholders’ Equity	$2,568	$2,606

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2013 and 2012

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Revenues	$—	$—

Expenses
General and administrative expenses	8,838	12,012

Loss from operations	(8,838)	(12,012)

Other Income (Expense)
Interest expense	(88,001)	(87,794)

Loss before provision for income taxes	(88,001)	(99,806)

Provision for income taxes	—	—

Net Loss	(96,839)	(99,806)

Other Comprehensive Income	—	—

Comprehensive Loss	$(96,839)	$(99,806)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.27)	$(0.28)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2013 and 2012

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2012	362,200	$36	$31,690,302	$(32,931,476)	$(1,241,138)

Net loss for the year	—	—	—	(99,806)	(99,806)
	362,200	36	31,690,302	(33,031,282)	(1,340,944)
Balances at December 31, 2012

Net loss for the year	—	—	—	(96,839)	(96,839)

Balances at December 31, 2013	362,200	$36	$31,690,302	$(33,128,121)	$(1,437,783)

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2013 and 2012

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss for the period	$(96,839)	$(99,806)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	(2,200)	—
Accrued interest payable	88,001	87,794

Net cash used in operating activities	(11,038)	(12,012)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from stockholder/officer	11,000	12,500

Net cash provided by financing activities	11,000	12,500

Increase (Decrease) in Cash	(38)	488

Cash at beginning of period	2,606	2,118

Cash at end of period	$2,568	$2,606

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Eight Dragons Company (Company), formerly known as Tahoe Pacific Corporation, Pacific Holdings, Inc. and Ameri-First Financial Group, respectively, was incorporated in the State of Nevada on September 27, 1996.

On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company, a Nevada corporation formed on September 26, 2007 solely for the purpose of effecting the reincorporation.  The merger was consummated through an exchange of 100 shares in the Nevada corporation for each share then issued and outstanding in the Delaware corporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no significant assets or operating activity as of December 31, 2013 and 2012.
.
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
December 31, 2013 and 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2013 and 2012

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

At December 31, 2013 and 2012, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
December 31, 2013 and 2012

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through December 31, 2013 and 2012, an aggregate $145,550 and $134,550 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  Mr. Little and the Company may elect to renegotiate or extend the maturity date of this note at a future date.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	145,550	134,550

Total	$885,550	$874,550

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2013 and 2012, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2013 and 2012

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

The Company's income tax expense (benefit) for each of the years ended December 31, 2013 and 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Statutory rate applied to income before income taxes	$(33,000)	$(34,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	33,000	34,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of December 31, 2013 and 2012, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$284,000	$251,000
Less valuation allowance	(284,000)	(251,000)

Net Deferred Tax Asset	$—	$—

During the years ended December 31, 2013 and 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $33,000 and $34,000.

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

Eight Dragons Company

Dated: March 25, 2014	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 25, 2014	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director