Form 10-Q
period 2014-03-31
Eight Dragons Co.
filed 2014-05-07
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2014: 362,200

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended March 31, 2014

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$3,914	$2,568

Total Current Assets	3,914	2,568

Total Assets	$3,914	$2,568

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Notes payable to controlling stockholder	894,550	885,550
Accrued interest payable to controlling stockholder	576,685	554,801

Total Current Liabilities	1,471,235	1,440,351

Long-Term Liabilities	—	—

Total Liabilities	1,471,235	1,440,351

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,157,659)	(33,128,121)

Total Shareholders’ Equity (Deficit)	(1,467,321)	(1,437,783)

Total Liabilities and Shareholders’ Equity	$3,914	$2,568

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three months ended March 31, 2014 and 2013
(Unaudited)

	Three months ended
	March 31,
	2014	2013

Revenues	$—	$—

Expenses
General and administrative expenses	7,655	1,265

Loss from operations	(7,655)	(1,265)

Other Income (Expense)
Interest expense	(21,883)	(12,958)

Loss before provision for income taxes	(29,538)	(14,223)

Provision for income taxes	—	—

Net Loss	(29,538)	(14,223)

Other Comprehensive Income	—	—

Comprehensive Loss	$(29,538)	$(14,223)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.08)	$(0.04)

Weighted-average number of shares outstanding -
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(29,538)	$(14,223)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	—	(2,200)
Accrued interest payable	21,884	12,958

Net cash used in operating activities	(7,654)	(3,465)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from stockholder/officer	9,000	2,500

Net cash provided by financing activities	9,000	2,500

(Decrease) Increase in Cash	1,346	(965)

Cash at beginning of period	2,568	2,606

Cash at end of period	$3,914	$1,641

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2014

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

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in 10K for the fiscal year ended December 31, 2013.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company has no significant assets or operating activity as of March 31, 2014. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew its operations.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2014

NOTE 3 - GOING CONCERN UNCERTAINTY - CONTINUED

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending prior to December 31, 2009.  The Company does not anticipate any examinations of returns filed after December 31, 2010.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2014

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

As of March 31, 2014 and December 31, 2013, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

The Company and its controlling stockholder and sole officer, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through March 31, 2014 and December 31, 2013, an aggregate $154,550 and $145,550 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment has been made by Mr. Little.  Mr. Little and the Company may elect to renegotiate or extend the maturity date of this note at a future date.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2014

NOTE 6 - NOTES PAYABLE TO STOCKHOLDER - CONTINUED

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
	Unaudited

Wilkerson note sold to Little	$740,000	$740,000
Working capital note payable to Little	154,550	145,550

Total	$894,550	$885,550

NOTE 7 - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended March 31, 2014 and 2013, are as follows:

Three months ended
March 31,
	2014	2013
	Unaudited	Unaudited
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2014, the Company has a net operating loss carryforward of approximately $865,000 for Federal income tax purposes after taking the effect of change in control in 2005, The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2014

NOTE 7 - INCOME TAXES – CONTINUED

The Company's income tax expense (benefit) for each of the three months ended March 31, 2014 and 2013, respectively, differed from the statutory federal rate of 34 % as follows:

	Three months ended
	March 31,
	2014	2013
	Unaudited	Unaudited

Statutory rate applied to income before income taxes	$(10,000)	$(5,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	10,000	5,000

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2014 and December 31, 2013, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2014	2013
	Unaudited
Deferred tax assets
Net operating loss carryforwards	$294,000	$284,000
Less valuation allowance	(294,000)	(284,000)

Net Deferred Tax Asset	$—	$—

During the three month periods ended March 31, 2014 and for the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $10,000 and $33,000.

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2014 and 2013, respectively.

General and administrative expenses of approximately $8,000 and $1,300 for the three month periods ended March 31, 2014 and 2013, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

The Company had interest expense of $21,883 and a net loss of $29,538 during the three-month period ended March 31, 2014, compared with interest expenses of $12,958 and net loss of $14,223 during the comparable period of 2013.

Earnings per share for the respective three month periods ended March 31, 2014 and 2013 were approximately $(0.08) and $(0.04), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $(1,467,000) and $(1,438,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,471,000 and $1,440,000, respectfully, at March 31, 2014 and December 31, 2013.

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

(8) Other Contractual Obligations

As of March 31, 2014, we do not have any contractual obligations.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Eight Dragons Company

Date: May 7, 2014	By:	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director