Form 10-Q
period 2014-09-30
Eight Dragons Co.
filed 2014-11-05
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Eight Dragons Company
(Exact name of registrant as specified in its charter)

Nevada	25-1605848
(State of incorporation)	(IRS Employer ID Number)

4925 Greenville Avenue
Suite 1400
Dallas, Texas 75206
(Address of principal executive offices)

(214) 373-7793
(Registrant’s telephone number)

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

As of November 3, 2014, there were 362,200 outstanding shares of the issuer’s common stock, $0.0001 par value, which was its only class of common equity.

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2014

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$1,941	$2,568

Total Current Assets	1,941	2,568

Total Assets	$1,941	$2,568

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable	$196	$-
Due to related party	5,021	-
Notes payable to controlling stockholder	894,550	885,550
Accrued interest payable to controlling stockholder	621,534	554,801

Total Current Liabilities	1,521,301	1,440,351

Long-Term Liabilities	—	—

Total Liabilities	1,521,301	1,440,351

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.0001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value
100,000,000 shares authorized
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,209,698)	(33,128,121)

Total Shareholders’ Equity (Deficit)	(1,519,360)	(1,437,783)

Total Liabilities and Shareholders’ Equity	$1,941	$2,568

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three months and Nine months ended September 30, 2014 and 2013
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Expenses
General and administrative expenses	3,643	2,254	14,822	6,158

Loss from operations	(3,643)	(2,254)	(14,822)	(6,158)

Other Income (Expense)
Interest expense	(22,568)	(39,641)	(66,754)	(65,730)

Loss before provision for income taxes	(26,211)	(41,895)	(81,576)	(71,888)

Provision for income taxes	—	—	—	—

Net Loss	(26,211)	(41,895)	(81,576)	(71,888)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	(26,211)	(41,895)	(81,576)	(71,888)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.12)	$(0.23)	$(0.20)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013
(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(81,576)	$(71,888)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable - trade	195	(2,200)
Accrued interest payable – related party	21
Accrued interest payable – controlling stockholder	66,733	65,730

Net cash used in operating activities	(14,627)	(8,358)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from related party	5,000	-
Proceeds from loan from stockholder/officer	9,000	8,500

Net cash provided by financing activities	14,000	8,500

(Decrease) Increase in Cash	(627)	(142)

Cash at beginning of period	2,568	2,606

Cash at end of period	$1,941	$2,748

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Eight Dragons Company (the “Company”), formerly known as Tahoe Pacific Corporation, Pacific Holdings, Inc. and Ameri-First Financial Group, respectively, is incorporated in the State of Nevada.  Its predecessor was incorporated in Delaware on September 27, 1996.

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the Company being the surviving entity.

Change in Control

On August 8, 2014, Mr. Glenn Little, the majority shareholder, president, secretary, treasurer, and sole director of the Company at that time, entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock.  The closing of the purchase and sale of shares pursuant to the Purchase Agreement was effective on August 29, 2014.

The consideration paid for the acquisition of the Common Stock and the shareholder loans payable by the Company to Mr. Little was an aggregate of approximately $250,000, and was paid from corporate funds of Rockport. The purchase of the shares of Common Stock by Rockport from Mr. Little was consummated in a private transaction and Wm. Christopher Reeder as CEO of Rockport and as CEO of the majority shareholder of Rockport was considered to be in "control" of the Company.

As a condition of the sale of shares pursuant to the Purchase Agreement, Mr. Little agreed to resign as director, president, secretary and treasurer of the Company and to appoint Mr. Reeder as director of the Company.  Mr. Reeder was appointed as president, secretary and treasurer of the Company immediately following his appointment as director.

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

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2014

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company has no significant assets or operating activity as of September 30, 2014. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations or other sources to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may impede a potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, except as described in Note 6, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide adequate financing, the Company has not identified any alternative sources.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash on hand and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted. There is no guarantee that the Company will receive sufficient funding to sustain operations or implement its business plan.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, in various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending prior to December 31, 2009.  The Company does not anticipate any examinations of returns filed after December 31, 2009.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2014

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  The Codification topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of the Codification’s Income Tax topic, the Company did not incur any liability for unrecognized tax benefits.

3. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of dilutive common stock equivalents (primarily outstanding options and warrants).

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

As of September 30, 2014 and December 31, 2013, and subsequent thereto, the Company had no outstanding common stock equivalents.

4. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Financial Statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2014

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

NOTE 6 - NOTE PAYABLE TO STOCKHOLDER

On August 1, 2002, the Company issued a $740,000 note to Wilkerson Consulting, Inc. (“Wilkerson”) as consideration to replace a guarantee related to a former officer's debt.  This note was unsecured and bore interest at 6% on unmatured unpaid principal and 10% on matured unpaid principal.  The note was payable on demand, or if no demand was made, the entire principal amount and all accrued interest was due and payable on July 31, 2006.  On January 18, 2005, the Company and Wilkerson entered into a Debt and Stock Purchase Agreement with Mr. Little pursuant to which Mr. Little agreed to purchase the $740,000 in outstanding debt against the Company and to purchase certain common stock of the Company owned by Wilkerson for total cash consideration of $60,000.  The note matured on July 31, 2006 and no demand for payment has been made by Mr. Little.

The Company and its prior controlling stockholder and sole officer, Mr. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  In May 2005, Mr. Little advanced approximately $50,000 under this agreement, with an initial maturity date in May 2007.  During 2007, this agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  Through September 30, 2014 and December 31, 2013, an aggregate $154,550 and $145,550 has been advanced under this agreement.  This note matured on December 31, 2008 and no demand for payment was made by Mr. Little.

On August 8, 2014, Mr. Little entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock and the note payable of $894,550 for total cash consideration of $250,000.

Rockport, having purchased the outstanding note, has made no demand for payment as of September 30, 2014.  It may elect to renegotiate or extend the maturity date of this note at some future date.

Rockport has also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Rockport has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  As of September 30, 2014, Rockport has advanced $5,000 under this agreement.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2014

NOTE 6 - NOTE PAYABLE TO STOCKHOLDER (Continued)

The following table is a summary of the notes payable to the Company’s controlling shareholder as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
	Unaudited

Note payable – held by Mr. Glenn Little	$—	$885,550
Note payable held by Rockport Petroleum, Inc.	894,550	—

Total	$894,550	$885,550

NOTE 7 - DUE TO RELATED PARTY

The following table is a summary of the amount due to a related party as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
	Unaudited

Working capital advanced from Rockport Petroleum, Inc.	$5,000	$—
Interest payable to Rockport Petroleum Inc.	21	—

Total	$5,021	$—

On September 5, 2014, the related party, Rockport Petroleum Inc., advanced $5,000 to the Company and we accrued interest at the rate at 6% per annum.

NOTE 8 - INCOME TAXES

The components of income tax (benefit) expense for each of the nine months ended September 30, 2014, 2014 and 2013, are as follows:

Nine months ended
September 30,
	2014	2013
	Unaudited	Unaudited
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2014

NOTE 8 - INCOME TAXES (Continued)

As of September 30, 2014, the Company has a net operating loss carryforward of approximately $917,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2014 and 2013, respectively, differed from the statutory federal rate of 34 % as follows:

	Nine months ended
	September 30,
	2014	2013
	Unaudited	Unaudited

Statutory rate applied to income before income taxes	$(28,000)	$(24,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	28,000	24,000
Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2014 and December 31, 2013, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2014	2013
	Unaudited
Deferred tax assets
Net operating loss carryforwards	$312,000	$284,000
Less valuation allowance	(312,000)	(284,000)

Net Deferred Tax Asset	$—	$—

During the nine month periods ended September 30, 2014 and for the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $28,000 and $33,000.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Change in Control

On August 8, 2014, Mr. Glenn Little, the majority shareholder, president, secretary, treasurer, and sole director of the Company, entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little has agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock.  The closing of the purchase and sale of shares pursuant to the Purchase Agreement was effective on August 29, 2014.

The consideration paid for the acquisition of the Common Stock and the shareholder loans payable by the Company to Mr. Little was an aggregate of approximately $250,000, and was paid from corporate funds of Rockport. The purchase of the shares of Common Stock by Rockport from Mr. Little was consummated in a private transaction and Mr. Reeder as CEO of Rockport and as CEO of the majority shareholder of Rockport was considered to be in "control" of the Company.

As a condition of the sale of shares pursuant to the Purchase Agreement, Mr. Little agreed to resign as director, president, secretary and treasurer of the Company and to appoint Mr. Wm. Christopher Reeder as director of the Company.  Mr. Reeder was appointed as president, secretary and treasurer of the Company immediately following his appointment as director.

(3) Results of Operations

The Company had no revenue for either of the three month periods and the nine month periods ended September 30, 2014 and 2013, respectively.

General and administrative expenses of approximately $4,000, $2,000, $15,000 and $6,000 for the three month periods and the nine month periods ended September 30, 2014 and 2013, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

Future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods and the nine months ended September 30, 2014 and 2013 were approximately $(0.07), $(0.12), $(0.23) and $(0.20), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s begins meaningful operations.

(4) Plan of Business

Overview and Strategy

The Company seeks to maximize cash flow and shareholder value by acquiring suitable working and royalty interests in North American oil and gas producing properties.  The Company intends to fund these acquisitions through a combination of debt, common equity and convertible debt.  The Company may also, from time to time, acquire equity positions in publicly traded oil and gas companies when management believes it can trade those positions for current production.  Management is confident in its ability to identify and fund acquisition prospects that meet its investment criteria.

The Company’s common stock is quoted on the OTCQB Marketplace under the symbol EDRG.  Management’s goal is to obtain a listing for the Company’s common stock on the NYSE-MKT within 48 months or upon the successful completion of a registered secondary offering, whichever occurs first.

The Company is led by a management team and board with extensive experience in managing and financing public companies and oil and gas projects.  The Company has access to independent oil and gas producers who, from time to time and for a variety of different reasons, seek to divest some or all of their producing property assets.

The Company currently has no employees and, as a non-operator, intends to maintain minimal overhead for the foreseeable future.  Management believes that by acquiring interests in producing properties and utilizing professional operators, it can keep the Company’s personnel to ten or fewer employees for the foreseeable future.

The investment thesis underpinning the Company involves management’s belief that (1) the long-term trends for global oil and gas demand are bullish as the economies of Asia, South America and the Middle East continue to develop, (2) the United States has the potential of becoming the world’s largest oil and gas producer by 2020, overtaking both Saudi Arabia and Russia, and (3) the United States and the Eurozone are experiencing much higher inflation than government indices suggests and that the pace of that inflation will likely increase significantly. The Company’s management believes that assembling a portfolio of proven and producing oil and gas working interests and royalty interests is an attractive investment opportunity, and a cash flow portfolio tied to producing oil and gas reserves is an attractive alternative to fixed income or commodities futures. With this in mind, management has chosen to focus initially on maximizing its cash flow through the acquisition of suitable working and royalty interests in domestic oil and gas production. The Company intends to employ tactical leverage, but anticipates seeking to deleverage whenever the equity markets are attractive.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company's common stock will become worthless and holders of the Company's common stock will likely receive nothing upon the Company's liquidation and dissolution.

(5) Liquidity and Capital Resources

At September 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $(1,519,000) and $(1,438,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,521,000 and $1,440,000, respectively, at September 30, 2014 and December 31, 2013 and notes payable to a related party amounting to $5,021 and $0 as at September 30, 2014 and December 31, 2013.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, except as described in Note 6 to our Condensed Financial Statements, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide adequate financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(6) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

(8) Other Contractual Obligations

As of September 30, 2014, we do not have any contractual obligations other than as described herein.

(9) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Financial Statements.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Not Applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

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

Eight Dragons Company

Date: November 5, 2014	By:	/s/ Wm. Christopher Reeder
Wm. Christopher Reeder
President, Chief Executive Officer and Chief Financial Officer