Form 10-K
period 2014-12-31
Eight Dragons Co.
filed 2015-03-30
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $74,235 based upon 70,700 shares held by non-affiliates and the last reported sales price of $1.05 per share on such date.

As of March 1, 2015, there were 362,200 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference: None

Eight Dragons Corporation

Caution Regarding Forward-Looking Information

Certain statements contained in this annual report, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

Item 1 - Business

General

Eight Dragons Company (the “Company”) is a Nevada corporation formerly known as Tahoe Pacific Corporation, Pacific Holdings, Inc. and Ameri-First Financial Group, respectively.  The Company’s predecessor was incorporated in the State of Delaware on September 27, 1996.

On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company, a Nevada corporation formed on September 26, 2007, solely for the purpose of effecting the reincorporation.  The merger was consummated through an exchange of 100 shares in the Nevada corporation for each share then issued and outstanding in the Delaware corporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value common stock and up to 50,000,000 shares of $0.0001 par value preferred stock.

For periods prior to 2000, the Company participated in numerous unsuccessful ventures and corporate name changes, as have been disclosed and discussed in greater detail in previous Annual Reports on Form 10-K and/or  Form 10-KSB, which were filed with the U. S. Securities and Exchange Commission.

Since 2000, the Company has had no operations, significant assets or liabilities.

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

Current Status

The Company’s current business plan is to contemplate a possible future business combination between the Company and either an affiliated entity or an as yet unknown other entity.

The Company’s common stock is currently quoted on the QB tier of the OTC Markets under the ticker symbol “EDRG”.

Since the disposition of all operating assets and operations in 2000, the Company may be referred to as a reporting shell corporation.  Shell corporations have zero or nominal assets and typically no stated or contingent liabilities.  Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  Typically, the Board and officers of the private company become the new Board and officers of the combined company and often the name of the private company becomes the name of the combined entity.

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

It is anticipated that the Company’s officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity.  No direct discussions regarding the possibility of merger are currently ongoing.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisition, if one does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company’s search will be directed toward small and medium-sized enterprises that have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum requirements in order to qualify shares for trading on the Nasdaq Stock Market or other exchange, such as the NYSE MKT.  The Company anticipates that potentially interested parties will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

Any entity that has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock.  In the Company’s judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the “Securities Act”) as long as the transaction is a private transaction rather than a public distribution of securities.  The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

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

Investigation and Selection of Business Opportunities with an Affiliated Entity or Other Potential Entities

To a large extent, a decision to participate in a specific business opportunity may be made upon management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

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

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to consummating the transaction.  Minority shareholders that do not vote in favor of a proposed transaction may have the right, in the event the transaction is approved by holders of the required number of shares, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

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

•
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on an automated quotation system so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission.

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

In regard to the possibility that the shares of the Company would qualify for listing on the Nasdaq Capital Market, the current standards for initial listing include, among other requirements, that the Company (1) have stockholders equity of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less than $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least two years or have a market capitalization of at least $50.0 million.  Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the Nasdaq Capital Market listing criteria.

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

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks.  The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on an exchange or automated quotation system, which would make them exempt from applicability of the penny stock regulations.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “B” tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other tax free provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

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

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business.  The Company does not, however, intend to engage primarily in such activities.  Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 4925 Greenville Avenue Suite 1400, Dallas, Texas 75206.  The Company’s telephone number there is (214) 373-7793. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

Item 4 - Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s securities are eligible for trading on the QB tier of the OTC Markets.  The Company’s trading symbol is EDRG.  As of the date of this report, there have been limited and sporadic trades of the Company’s securities.

As of March 1, 2015, there were a total of 362,200 shares of our common stock held by approximately 274 stockholders of record, exclusive of those whose positions were held in “street name” through their respective brokerage accounts.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the high and low closing bid prices per share for the Common Stock

	High	Low
Fiscal year ended December 31, 2013
Quarter ended March 31, 2013	$1.35	$1.35
Quarter ended June 30, 2013	$1.35	$1.20
Quarter ended September 30, 2013	$1.20	$0.80
Quarter ended December 31, 2013	$1.05	$0.80

Fiscal year ended December 31, 2014
Quarter ended March 31, 2014	$0.80	$0.80
Quarter ended June 30, 2014	$1.05	$0.80
Quarter ended September 30, 2014	$5.00	$1.05
Quarter ended December 31, 2014	$4.60	$3.00

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions.  The reported closing price of the Company’s common stock, based on the last reported trade on March 26, 2015, was $3.00 per share.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock.  Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote.  No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities.  No shares of common stock are subject to redemption or any sinking fund provisions.  All the outstanding shares of our common stock are fully paid and non-assessable.  Subject to the rights of the holders of the preferred stock, if any, our  holders of common stock are entitled to dividends when, as and if declared by our board from funds legally  available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders.  We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Preferred Stock

The Company is also authorized to issue up to 50,000,000 shares of $0.0001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series.  Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock.  Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Restricted Securities

We do not intend to issue any securities prior to consummating a reverse merger transaction.  Any securities we may issue in a merger or similar business combination transaction will most likely be classified as restricted securities, unless registered under the Securities Act.

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

(2) General

Eight Dragons Company (the “Company”), formerly known as Tahoe Pacific Corporation, Pacific Holdings, Inc. and Ameri-First Financial Group, respectively, is incorporated in the State of Nevada.  The Company’s predecessor was incorporated in the State of Delaware on September 27, 1996.  On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company, a Nevada corporation formed on September 26, 2007 solely for the purpose of effecting the reincorporation.

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2014 or 2013, respectively.

General and administrative expenses for each of the years ended December 31, 2014 and 2013 were approximately $25,300 and $8,800, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2014 and 2013 were $(0.32) and $(0.27) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  As of the date of this Annual Report, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

Management

The Company is a shell corporation, and currently has no full-time employees.  Mr. Wm. Christopher Reeder is the Company’s sole officer and director.  Mr. Reeder is an affiliate of the Company’s controlling stockholder.  All references herein to management of the Company are to Mr. Reeder.  Mr. Reeder, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Reeder and the potential demands of the Company’s activities.

The amount of time spent by Mr. Reeder on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Reeder will actually be required to spend to locate a suitable target company.  Mr. Reeder estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

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

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s officers and directors.  The current sole officer and director is not a professional business analyst.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  Prior to making a decision to participate in a business opportunity, the Company will generally request that it be  provided with written materials regarding the  business opportunity  containing as much relevant information as  possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act.  Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

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

(5) Liquidity and Capital Resources

At December 31, 2014 and 2013, respectively, the Company had working capital (deficits) of $(1,553,000) and $(1,438,000), respectively.

On August 8, 2014, Glenn A. Little, the Company’s former controlling shareholder, entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock and the note payable of $894,550 for total cash consideration of $250,000.  Rockport, having purchased the outstanding note of $894,550 at an interest rate of 10% per annum, has made no demand for payment as of December 31, 2014. It may elect to renegotiate or extend the maturity date of this note at some future date.

Rockport has also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Exchange Act.  Accordingly, Rockport has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  As of December 31, 2014, Rockport has advanced $14,758 under this agreement.

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should our majority stockholder fail to provide financing, the Company has not identified any alternative sources.

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

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 8 - Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

(a) Previous independent registered public accounting firm

On October 8, 2014, the Board of Directors of the Company was notified by its auditors, Goldman Accounting Services CPA, PLLC ("Goldman") of Suffern NY that, due to a recent change of controlling ownership and an associated decision by the Board of Directors of the Company to change audit firms, Goldman would resign from providing any attestation services to the Company effective as of that date. The Company's Board of Directors has accepted the tendered resignation of Goldman. No accountant's  report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern. During the Company's two most recent fiscal years (ended December 31, 2013 and 2012) and from January 1, 2014 to the date of this report, there were no disagreements with either Goldman, or the preceding auditor, on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. For the years ended December 31, 2013 and 2012, and from January 1, 2014 through the date of this report, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K. The Company provided Goldman with a copy of the foregoing disclosure and requested Goldman to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein.

(b) New independent registered public accounting firm

On October 8, 2014, the Board of Directors of the Company appointed the Hillary CPA Group LLC ("Hillary") as the Company's independent registered public accounting firm, effective as of that date.

During the Company's two most recent fiscal years ended December 31, 2013 and 2012, and through the subsequent interim period to October 8, 2014, the Company did not consult Hillary with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements;  or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2014.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current applicable laws and regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Wm. Christopher Reeder	43	President, Chief Executive Officer Chief Financial Officer

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified, or until his earlier resignation.  Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

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

Biographical Information

Wm. Christopher Reeder, age 43, has been the Chief Executive Officer of Reeder Energy Partners L.P. and its predecessor, Reeder Energy Ltd., since 2000.  Reeder Energy Partners L.P. (“REP”) is a privately held oil and gas exploration and production company with active ownership in more than 300 properties.  REP has also been involved in the acquisition of more than 200,000 acres of leases over the last 10+ years in five different states, and has been actively involved in drilling or directly participating in over 50 new wells.  Mr. Reeder is a graduate of the University of Colorado (Bachelors of Arts).  Prior to his involvement with REP, Mr. Reeder served as a loan officer with State Bank & Trust in Dallas, originating oil and gas, real estate, and manufacturing loans.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at 4925 Greenville Avenue Suite 1400, Dallas, Texas 75206.  The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2014 or written representations from the Company’s directors and executive officers, Mr. Reeder did not timely file a Form 3 reporting a single transaction.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board. Mr. Wm. Christopher Reeder is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Mr. Wm. Christopher Reeder has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than five (5) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has not received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wm. Christopher Reeder,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Glenn A. Little,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Rockport Petroleum, Inc.	291,500	80.5%
4925 Greenville Avenue Suite 1400, Dallas, Texas 75206

Glenn A. Little	-	-%
1600 West Golf Course, Midland, Texas 79701

All Directors and	291,500	80.5%
Executive Officers (1 person)

(1)	On February 6, 2015, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

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

(3)
In determining the percent of voting stock owned by a person on December 31, 2014  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 362,200 shares of common stock outstanding on December 31, 2014, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

On August 8, 2014, Rockport, as purchaser, and Mr. Glenn Little, as seller, entered into the Purchase Agreement, pursuant to which Rockport agreed to acquire 291,500 shares of our Common Stock (representing approximately 80.5% of the outstanding shares of our Common Stock) from Mr. Little. The closing of the purchase and sale of the shares and shareholders loans pursuant to the Purchase Agreement is anticipated to take place on or about August 29, 2014. The consideration paid for the acquisition of the Common Stock and the shareholder loans was an aggregate of approximately $250,000, and was paid from corporate funds of Rockport.  As a condition of the Purchase Agreement, Mr. Little resigned as director, president, secretary and treasurer and appointed Mr. Reeder as director of the Company.

We are not aware of any arrangement that might result in a change in control in the future.  Except as described above, there has been no change of control of the Company since the beginning of the Company’s last fiscal year.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling stockholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to S. W. Hatfield, CPA of Dallas, Texas, which served as the Company’s independent registered public accounting firm prior to February 5, 2013, Goldman Accounting Services CPA, PLLC, which served as the Company’s independent registered public accounting firm from April 15 2013 until October 8, 2014, and Hillary CPA  Group  LLC, which has served as the Company’s independent registered public accounting firm since October 8, 2014. See “Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” above.

Fiscal year ended December 31, 2014

Goldman Accounting
	Services CPA,	Hillary CPA
	PLLC	Group, LLC

1. Audit fees	$11,935	$1,500
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$11,935	$1,500

Fiscal year ended December 31, 2013

Goldman Accounting
	Services CPA,	S.W. Hatfield,
	PLLC	CPA

1. Audit fees	$3,600	$600
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$3,600	$600

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with our auditors maintaining its independence and have determined that these services do not compromise their independence.

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-K and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2014 and 2013 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the U. S. Securities and Exchange Commission.

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
101.SCH** XBRL Taxonomy Extension Schema Document
101.CAL**XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(Financial statements follow on next page)

EIGHT DRAGONS COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eight Dragons Company
Dallas, Texas

Report on the Financial Statements

We have audited the accompanying balance sheet of Eight Dragons Company (a Nevada corporation) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. We relied on an audit previously performed by another auditor for the December 31, 2013 financial statement information.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Dragons Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ David L. Hillary
David L. Hillary, Jr., CPA, CITP
Noblesville, Indiana
March 24, 2015

EIGHT DRAGONS COMPANY
BALANCE SHEETS
As of December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash on hand and in bank	$1,004	$2,568

Total Current Assets	1,004	2,568

Total Assets	$1,004	$2,568

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Notes payable to related party	$909,308	$885,550
Accrued interest payable to related party	644,237	554,801

Total Current Liabilities	1,553,545	1,440,351

Long-Term Liabilities	—	—

Total Liabilities	1,553,545	1,440,351

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized, 362,200 shares issued and
outstanding as of December 31, 2014 and 2013	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,242,879)	(33,128,121)

Total Shareholders’ Deficit	(1,552,541)	(1,437,783)

Total Liabilities and Shareholders’ Deficit	$1,004	$2,568

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013

Revenues	$—	$—

Expenses
General and administrative expenses	25,322	8,838

Loss from operations	(25,322)	(8,838)

Other Income (Expense)
Interest expense	(89,436)	(88,001)
Total other expense	(89,436)	(88,001)

Loss before provision for income taxes	(114,758)	(96,839)

Provision for income taxes	—	—

Net Loss	(114,758)	(96,839)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.32)	$(0.27)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICITS
Years ended December 31, 2014 and 2013

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2013	362,200	$36	$31,690,302	$(33,031,282)	$(1,340,944)

Net loss for the year	—	—	—	(96,839)	(96,839)
Balances at December 31, 2013	362,200	36	31,690,302	(33,128,121)	(1,437,783)

Net loss for the year	—	—	—	(114,758)	(114,758)
Balances at December 31, 2014	362,200	$36	$31,690,302	$(33,242,879)	$(1,552,541)

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss for the year	$(114,758)	$(96,839)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization		-
Increase (Decrease) in
Accounts payable - trade	-	(2,200)
Accrued interest payable - related party	89,436	88,001

Net cash used in operating activities	(25,322)	(11,038)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from related party	23,758	11,000

Net cash provided by financing activities	23,758	11,000

Increase (Decrease) in Cash	(1,564)	(38)

Cash at beginning of year	2,568	2,606

Cash at end of year	$1,004	$2,568

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—
Income taxes paid for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 1 – Organization and Description of Business

Eight Dragons Company (the “Company”), formerly known as Tahoe Pacific Corporation, Pacific Holdings, Inc. and Ameri-First Financial Group, respectively, is a for profit corporation established under the corporation laws in the State of Nevada.  Its predecessor was incorporated in Delaware on September 27, 1996.

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

Change in Control

On August 8, 2014, Mr. Glenn Little, the controlling shareholder, president, secretary, treasurer, and sole director of the Company at that time, entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock.  The closing of the purchase and sale of shares pursuant to the Purchase Agreement was effective on August 29, 2014.

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

NOTE 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – Going Concern Uncertainty

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company has no significant assets or operating activity as of December 31, 2014 and 2013. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations or other sources to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may impede a potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact the ability to raise additional capital through the sale of debt or equity securities.

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

NOTE 4 – Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 “Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $950,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company has not commenced operations, has not generated any revenue, and has not made a provision for income taxes.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

NOTE 5 – Legal Matters

The Company has no known legal issues pending.

NOTE 6 – Related Party Transactions

The prior controlling stockholder and sole officer, Mr. Little, purchased the note of $740,000 in outstanding debt against the Company and purchased certain common stock of the Company owned by a former shareholder for total cash consideration of $60,000 on January 18, 2005. This note was unsecured and bore interest at 6% on unmatured unpaid principal and 10% on matured unpaid principal.  The note was payable on demand, or if no demand was made, the entire principal amount and all accrued interest was due and payable on July 31, 2006.   The note matured on July 31, 2006 and no demand for payment was made by Mr. Little. The note agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  At August 8, 2014 and December 31, 2013, an aggregate $154,550 and $145,550 was advanced under this agreement by Mr. Little.

On August 8, 2014, Mr. Little entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock and the note payable of $894,550 for total cash consideration of $250,000.  Rockport, having purchased the outstanding note, has made no demand for payment as of December 31, 2014.  It may elect to renegotiate or extend the maturity date of this note at some future date.

Rockport has also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Rockport has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  As of December 31, 2014, Rockport has advanced $14,758 under this agreement. There is no legal obligation for either management or significant stockholders to provide additional future funding.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Note payable – held by Mr. Glenn Little	$-	$885,550
Note payable held by Rockport Petroleum, Inc., with an interest rate of 10% per annum	$894,550	$-
Note payable held by Rockport Petroleum, Inc., with an interest rate of 6% per annum	$14,758	$-

Total	$909,308	$885,550

NOTE 7 – Accrued Interest Payable to Related Party

The following table is a summary of the accrued interest payable to controlling stockholder as of December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

Interest payable to Rockport Petroleum, Inc., controlling stockholder – 10% interest rate p.a.	$644,082	$-
Interest payable to Rockport Petroleum, Inc., controlling stockholder – 6% interest rate p.a.	$155	$-

Total	$644,237	$-

During the year ended December 31, 2014, Rockport Petroleum Inc., advanced $14,758 to the Company and the Company accrued interest at the rate of 6% per annum.

NOTE 8 – Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2015	By:	/s/ Wm. Christopher Reeder
Wm. Christopher Reeder
President, Chief Executive Officer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Date: March 30, 2015	By:	/s/ Wm. Christopher Reeder
Wm. Christopher Reeder
President, Chief Executive Officer,
Chief Financial Officer (principal executive, financial and accounting officer) and Director