Form 10-Q
period 2015-03-31
Eight Dragons Co.
filed 2015-05-14
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Eight Dragons Company
(Exact name of registrant as specified in its charter)

Nevada	000-28453	75-2610236
(State of Incorporation)	(Commission File Number)	(IRS Employer ID Number)

	6404 International Parkway Suite 1350 Plano, Texas	75093
	(Address of Principal Executive Offices)	(Zip Code)

(214) 420-8367
 (Registrant's Telephone Number, Including Area Code)

4925 Greenville Avenue
Suite 1400
Dallas, Texas 75206
 (Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2015: 362,200.

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended March 31, 2015

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$394	$1,004

Total Current Assets	394	1,004

Total Assets	$394	$1,004

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$9,755	$—
Notes payable to controlling stockholder	909,308	909,308
Accrued interest payable to controlling stockholder	666,513	644,237

Total Current Liabilities	1,585,576	1,553,545

Long-Term Liabilities	—	—

Total Liabilities	$1,585,576	$1,553,545

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,275,520)	(33,242,879)

Total Shareholders’ Deficit	(1,585,182)	(1,552,541)

Total Liabilities and Shareholders’ Deficit	$394	$1,004

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three months ended March 31, 2015 and 2014
(Unaudited)

	Three months ended
	March 31,
	2015	2014

Revenues	$—	$—

Expenses
General and administrative expenses	10,365	7,655

Loss from operations	(10,365)	(7,655)

Other Income (Expense)
Interest expense	(22,276)	(21,883)

Loss before provision for income taxes	(32,641)	(29,538)

Provision for income taxes	—	—

Net Loss	(32,641)	(29,538)

Other Comprehensive Income	—	—

Comprehensive Loss	$(32,641)	$(29,538)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.09)	$(0.08)

Weighted-average number of shares outstanding -
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(32,641)	$(29,538)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization
Increase (Decrease) in
Accrued expense	9,755
Accrued interest payable - controlling stockholder	22,276	21,884

Net cash used in operating activities	(610)	(7,654)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from stockholder/officer	—	9,000

Net cash provided by financing activities	—	9,000

(Decrease) Increase in Cash	(610)	1,346

Cash at beginning of period	1,004	2,568

Cash at end of period	$394	$3,914

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2015

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

Change in Control

On August 8, 2014, Mr. Glenn Little, the controlling shareholder, president, secretary, treasurer, and sole director of the Company at that time, entered into a Securities and Debt Purchase Agreement (the “Purchase Agreement”) with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock.  The closing of the purchase and sale of shares pursuant to the Purchase Agreement was effective on August 29, 2014.

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

See also Note 9 – Subsequent Events for a discussion of the change in control transaction that occurred after the quarter ended March 31, 2015.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2015

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in 10K for the fiscal year ended December 31, 2014.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and 2014.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2015

NOTE 4 - GOING CONCERN UNCERTAINTY

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company has no significant assets or operating activity as of March 31, 2015 and 2014. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

NOTE 5 – INCOME TAXES

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

As of March 31, 2015, the Company has a net operating loss carryforward of approximately $983,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company has not commenced operations, has not generated any revenue, and has not made a provision for income taxes.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2015

NOTE 6 – LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 7 – RELATED PARTY TRANSACTIONS

The prior controlling stockholder and sole officer, Mr. Little, purchased the note of $740,000 in outstanding debt payable by the Company and purchased certain common stock of the Company owned by a former shareholder for total cash consideration of $60,000 on January 18, 2005. This note was unsecured and bore interest at 6% on unmatured unpaid principal and 10% on matured unpaid principal.  The note was payable on demand, or if no demand was made, the entire principal amount and all accrued interest was due and payable on July 31, 2006.   The note matured on July 31, 2006 and no demand for payment was made by Mr. Little. The note agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  At August 8, 2014 and December 31, 2013, an aggregate $154,550 and $145,550 was advanced under the note agreement by Mr. Little.

On August 8, 2014, Mr. Little entered into a Securities and Debt Purchase Agreement (the “Purchase Agreement”) with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock, and a note payable owed by the Company for total cash consideration of $250,000.  Rockport, having purchased the outstanding note, made no demand for payment as of March 31, 2015.

Rockport also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, Rockport agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  As of March 31, 2015, Rockport has advanced $14,758 under this agreement. There is no legal obligation for either management or significant stockholders to provide additional future funding.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Note payable held by Rockport Petroleum, Inc., with an interest rate of 10% per annum	$894,550	$894,550
Note payable held by Rockport Petroleum, Inc., with an interest rate of 6% per annum	14,758	14,758

Total	$909,308	$909,308

See also Note 9 – Subsequent Events for a discussion of the sale of those notes payable by Rockport to the Company’s current controlling stockholder.

NOTE 8 – ACCRUED INTEREST PAYABLE TO RELATED PARTY

The following table is a summary of the accrued interest payable to controlling stockholder as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014

Interest payable to Rockport Petroleum, Inc., controlling stockholder – 10% interest rate p.a.	$666,139	$644,082
Interest payable to Rockport Petroleum, Inc., controlling stockholder – 6% interest rate p.a.	374	155

Total	$666,513	$644,237

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2015

NOTE 9 - SUBSEQUENT EVENTS

Change in Control

On April 14, 2015, DMJ Acquisitions, LLC (“DMJ”), as purchaser, and Rockport, as seller, entered into the Securities and Debt Purchase Agreement (the “DMJ Purchase Agreement”), pursuant to which DMJ agreed to acquire 291,500 shares of our Common Stock (representing approximately 80.5% of the outstanding shares of our Common Stock) from Rockport and the notes payable held by Rockport and owed by the Company. The closing of the purchase and sale of the shares and shareholder loans pursuant to the DMJ Purchase Agreement took place on April 27, 2015. The aggregate consideration paid for the acquisition of the Common Stock and the shareholder loans was approximately $350,000, and was paid from corporate funds of DMJ. The purchase of the shares of Common Stock by DMJ from Rockport was consummated in a private transaction, and Mr. David Bristol as CEO and sole beneficial owner of DMJ is now considered to be in “control” of the Company. As a condition of the DMJ Purchase Agreement, Mr. Reeder has resigned as director, president, secretary, and treasurer and Mr. Bristol has been appointed as director of the Company, effective as of April 27, 2015, and also as president, secretary and treasurer of the Company effective as of the closing of the purchase and sale pursuant to the DMJ Purchase Agreement.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; the ability to protect technology, the ability of the Company to find a suitable reverse acquisition candidate and to successfully complete a business combination with such candidate; and other factors referenced in this and previous filings.

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2015 and 2014, respectively.

General and administrative expenses for the three month periods ended March 31, 2015 and 2014 were approximately $10,400 and $7,700, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2015 and 2014 were $(0.09) and $(0.08) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation, including entities that are affiliated with the Company’s controlling stockholder.  Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

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

Management

The Company is a shell corporation, and currently has no full-time employees.  Mr. David Bristol is the Company’s sole officer and director.  Mr. Bristol is an affiliate of the Company’s controlling stockholder.  All references herein to management of the Company are to Mr. Bristol.  Mr. Bristol, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Bristol and the potential demands of the Company’s activities.

The amount of time spent by Mr. Bristol on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Bristol will actually be required to spend locating and executing a business combination with a suitable target company.

Search for Business Opportunities

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  This may include enterprises which are affiliated with the Company’s controlling stockholder. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

(5) Liquidity and Capital Resources

At March 31, 2015 and December 31, 2014, respectively, the Company had working capital (deficits) of $(1,585,000) and $(1,553,000), respectively.

On August 8, 2014, Mr. Little, the Company’s former controlling shareholder, entered into a Securities and Debt Purchase Agreement (the “Purchase Agreement”) with Rockport Petroleum, Inc. (“Rockport”).  Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock, and a note payable owed by the Company for total cash consideration of $250,000.  Rockport, having purchased the outstanding note, made no demand for payment as of March 31, 2015.

Rockport also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Exchange Act.  Accordingly, Rockport agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  As of March 31, 2015, Rockport has advanced $14,758 under this agreement.

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

Our significant accounting policies are summarized in Note 3 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(7) Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an

(8) Other Contractual Obligations

As of March 31, 2015, we do not have any contractual obligations.

(9) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10) Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Date: May 14, 2015	By:	/s/ David F. Bristol
David F. Bristol
President, Chief Executive Officer,
Chief Financial Officer and Sole Director

EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document