Form 10-Q
period 2015-06-30
Eight Dragons Co.
filed 2015-08-14
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2015: 362,200.

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended June 30, 2015

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$—	$1,004

Total Current Assets	—	1,004

Total Assets	$—	$1,004

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Notes payable to controlling stockholder	$934,084	$909,308
Accrued interest payable to controlling stockholder	690,291	644,237
Accrued expenses	23,342	—

Total Current Liabilities	1,647,717	1,553,545

Long-Term Liabilities	—	—

Total Liabilities	1,647,717	1,553,545

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized.
362,200 shares issued and outstanding, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,338,055)	(33,242,879)

Total Shareholders’ Deficit	(1,647,717)	(1,552,541)

Total Liabilities and Shareholders’ Deficit	$—	$1,004

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three and Six months ended June 30, 2015 and 2014
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2014	2014

Revenues	$—	$—	$—	$—

Expenses
General and administrative expenses	38,757	3,524	49,122	11,179

Loss from operations	(38,757)	(3,524)	(49,122)	(11,179)

Other Income (Expense)
Interest expense	(23,778)	(22,302)	(46,054)	(44,186)

Loss before provision for income taxes	(23,778)	(25,826)	(46,054)	(55,365)

Provision for income taxes	—	—	—	—

Net Loss	(62,535)	(25,826)	(95,176)	(55,365)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(62,535)	$(25,826)	$(95,176)	$(55,365)

Loss per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.17)	$(0.07)	$(0.26)	$(0.15)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the Six months ended June 30, 2015 and 2014
(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(95,176)	$(55,365)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued expense	23,342	—
Accrued interest payable - controlling stockholder	46,054	44,186

Net cash used in operating activities	(25,780)	(11,179)

Cash Flows from Investing Activities	—	—-

Cash Flows from Financing Activities
Proceeds from loan from stockholder/officer	24,776	9,000

Net cash provided by financing activities	24,776	9,000

(Decrease) Increase in Cash	(1,004)	(2,179)

Cash at beginning of period	1,004	2,568

Cash at end of period	$—	$389

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
June 30, 2015

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

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
June 30, 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014.

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
June 30, 2015

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

In February 2015, the FASB issued guidance changing the analysis procedures that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods, beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
June 30, 2015

NOTE 4 - GOING CONCERN UNCERTAINTY

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company has no significant assets or operating activity as of June 30, 2015 and 2014. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash on hand and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted. While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps. However, should the controlling stockholder fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
June 30, 2015

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

As of June 30, 2015, the Company has a net operating loss carryforward of approximately $1,045,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

On April 14, 2015, Rockport, as seller, and DMJ Acquisitions, LLC (“DMJ”), as purchaser, entered into the Securities and Debt Purchase Agreement (the “DMJ Purchase Agreement”), pursuant to which DMJ agreed to acquire 291,500 shares of our Common Stock (representing approximately 80.5% of the outstanding shares of our Common Stock) from Rockport and the notes payable held by Rockport and owed by the Company. The closing of the purchase and sale of the shares and shareholder loans pursuant to the DMJ Purchase Agreement took place on April 27, 2015. The aggregate consideration paid for the acquisition of the Common Stock and the shareholder loans was approximately $350,000, and was paid from corporate funds of DMJ.

The following table is a summary of the notes transferred and payable to DMJ Acquisitions, LLC, the Company’s controlling shareholder as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Note payable held by DMJ Acquisitions, LLC., with an interest rate of 10% per annum	$894,550	$894,550
Note payable held by DMJ Acquisitions, LLC., with an interest rate of 6% per annum	$39,534	$14,758

Total	$934,084	$909,308

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
June 30, 2015

NOTE 8 – ACCRUED INTEREST PAYABLE TO RELATED PARTY

The following table is a summary of the accrued interest payable to controlling stockholder as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014

Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 10% interest rate p.a.	$689,422	$644,082
Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 6% interest rate p.a.	$869	$155

Total	$690,291	$644,237

NOTE 9 - SUBSEQUENT EVENTS

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

(3) Results of Operations

The Company had no revenue for either of the three month periods and the six month periods ended June 30, 2015 and 2014, respectively.

General and administrative expenses of approximately $38,800, $3,500, $49,100 and $11,200 for the three month periods and the six month periods ended June 30, 2015 and 2014, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods and the six months periods ended June 30, 2015 and 2014 were approximately $(0.17), $(0.07), $(0.26) and $(0.15), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

The Company is currently subject to the reporting requirements of the Exchange Act.  Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements as required by Exchange Act, which would usually require at least the two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements from the period of inception.  Acquisition candidates that do not have or are unable to meet these requirements will not be considered appropriate for acquisition.

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

(5) Liquidity and Capital Resources

At June 30, 2015 and December 31, 2014, respectively, the Company had working capital (deficits) of approximately $(1,648,000) and $(1,553,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,648,000 and $1,553,000, respectfully, at June 30, 2015 and December 31, 2014.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	$(25,780)	$(11,179)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	24,776	9,000
Net cash outflow	$(1,004)	$(2,179)

Net cash of $(25,780), and $(11,179) were used in operations during the six-month period ended June 30, 2015 and 2014, respectively. Cash used in operating activities for the six months ended June 30, 2015, consisted of a net loss of $(95,176) as well as the effect of changes in working capital of $69,396.

Cash used in operating activities for the six months ended June 30, 2014, consisted of net loss of $(55,365) as well as the effect of changes in working capital of $44,186.

No cash flows were used or provided by investing activities during the six-month period ended June 30, 2015 and 2014.

Net cash of $24,776, and $9,000 provided by financing activities during the six-month period ended June 30, 2015 and 2014. It represented the proceeds from loan from stockholder.

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

The Company’s need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

(8) Other Contractual Obligations

As of June 30, 2015, we do not have any contractual obligations.

(9) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10) Recently Issued Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Condensed Financial Statements, Note 3: Summary of Significant Accounting Policies.

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Eight Dragons Company

Date: August 14, 2015	By:	/s/ David F. Bristol
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