Form 10-Q
period 2015-09-30
Eight Dragons Co.
filed 2015-11-12
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

EIGHT DRAGONS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	000-28453	75-2610236
(State of Incorporation)	(Commission File Number)	(IRS Employer ID Number)

6404 International Parkway
Suite 1350
Plano, Texas 75093
(Address of Principal Executive Offices)(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 4, 2015: 362,200.

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the Quarter ended September 30, 2015

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$—	$1,004

Total Current Assets	—	1,004

Total Assets	$—	$1,004

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Notes payable to controlling stockholder	$965,480	$909,308
Accrued interest payable to controlling stockholder	713,708	644,237
Accrued expenses	—	—

Total Current Liabilities	1,679,188	1,553,545

Long-Term Liabilities	—	—

Total Liabilities	1,679,188	1,553,545

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized. 362,200 shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,369,526)	(33,242,879)

Total Shareholders’ Deficit	(1,679,188)	(1,552,541)

Total Liabilities and Shareholders’ Deficit	$—	$1,004

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three and Nine months ended September 30, 2015 and 2014
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$ —	$—	$ —	$—

Expenses
General and administrative expenses	8,054	3,643	57,176	14,822
Loss from operations	(8,054)	(3,643)	(57,176)	(14,822)

Other Income (Expense)
Interest expense	(23,418)	(22,568)	(69,471)	(66,754)

Loss before provision for income taxes	(31,472)	(26,211)	(126,647)	(81,576)

Provision for income taxes	—	—	—	—

Net Loss	(31,472)	(26,211)	(126,647)	(81,576)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(31,472)	$(26,211)	$(126,647)	$(81,576)

Loss per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.09)	$(0.07)	$(0.35)	$(0.23)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the Nine months ended September 30, 2015 and 2014
(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(126,647)	$(81,576)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable – trade	—	195
Accrued interest payable – related party	—	21
Accrued interest payable - controlling stockholder	69,471	66,733

Net cash used in operating activities	(57,176)	(14,627)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from related party	—	5,000
Proceeds from loan from stockholder/officer	56,172	9,000

Net cash provided by financing activities	56,172	14,000

(Decrease) Increase in Cash	(1,004)	(627)

Cash at beginning of period	1,004	2,568

Cash at end of period	$—	$1,941

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2015

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
September 30, 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and 2014.

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
September 30, 2015

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
September 30, 2015

NOTE 4 - GOING CONCERN UNCERTAINTY

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company has no significant assets or operating activity as of September 30, 2015 and 2014. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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
September 30, 2015

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

As of September 30, 2015, the Company has a net operating loss carryforward of approximately $1,077,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

The following table is a summary of the notes transferred and payable to DMJ Acquisitions, LLC, the Company’s controlling shareholder as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Note payable held by DMJ Acquisitions, LLC., with an interest rate of 10% per annum	$894,550	$894,550
Note payable held by DMJ Acquisitions, LLC., with an interest rate of 6% per annum	$70,930	$14,758

Total	$965,480	$909,308

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
September 30, 2015

NOTE 8 – ACCRUED INTEREST PAYABLE TO RELATED PARTY

The following table is a summary of the accrued interest payable to controlling stockholder as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014

Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 10% interest rate p.a.	$711,969	$644,082
Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 6% interest rate p.a.	$1,739	$155

Total	$713,708	$644,237

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

(3) Results of Operations

The Company had no revenue for either of the three month periods and the Nine month periods ended September 30, 2015 and 2014, respectively.

General and administrative expenses of approximately $8,100, $3,600, $57,200 and $14,800 for the three month periods and the nine month periods ended September 30, 2015 and 2014, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods and the nine months periods ended September 30, 2015 and 2014 were approximately $(0.09), $(0.07), $(0.35) and $(0.23), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At September 30, 2015 and December 31, 2014, respectively, the Company had working capital (deficits) of approximately $(1,679,000) and $(1,553,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,679,000 and $1,553,000, respectfully, at September 30, 2015 and December 31, 2014.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(57,176)	$(14,627)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	56,172	14,000
Net cash outflow	$(1,004)	$(627)

Net cash of $(57,176), and $(14,627) were used in operations during the nine-month period ended September 30, 2015 and 2014, respectively.

Cash used in operating activities for the nine months ended September 30, 2015, consisted of a net loss of $(126,647) as well as the effect of changes in working capital of $69,471.

Cash used in operating activities for the nine months ended September 30, 2014, consisted of a net loss of $(81,576) as well as the effect of changes in working capital of $66,949.

No cash flows were used or provided by investing activities during the nine-month period ended September 30, 2015 and 2014.

Net cash of $56,172, and $14,000 provided by financing activities during the nine-month period ended September 30, 2015 and 2014. It represented the proceeds from loan from stockholder.

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

(8) Other Contractual Obligations

As of September 30, 2015, we do not have any contractual obligations.

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Eight Dragons Company

Date: November 10, 2015	By:	/s/ David F. Bristol
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