Form 10-K
period 2015-12-31
Eight Dragons Co.
filed 2016-04-08
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Eight Dragons Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2610236
(State of Incorporation)	(I. R. S. Employer ID Number)

6404 International Parkway, Suite 1350,
Plano, Texas 75093
(Address of principal executive offices)

(214) 420-8367
(Registrant’s Telephone Number)

4925 Greenville Avenue, Suite 1400,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $214,221 based upon 70,700 shares held by non-affiliates and the last reported sales price of $3.03 per share on such date.

As of April 8, 2016, there were 362,200 shares of Common Stock issued and outstanding.

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

Current Status

The Company’s current business plan is to contemplate a possible future merger by the Company and either an affiliated entity or an as yet unknown other entity.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 6404 International Parkway, Suite 1350, Plano, Texas 75093. The Company’s telephone number there is (214) 420-8367. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

As of April 8, 2016, there were a total of 362,200 shares of our common stock held by approximately 274 stockholders of record, exclusive of those whose positions were held in “street name” through their respective brokerage accounts.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2014
Quarter ended March 31, 2014	$0.80	$0.80
Quarter ended June 30, 2014	$1.05	$0.80
Quarter ended September 30, 2014	$5.00	$1.05
Quarter ended December 31, 2014	$4.60	$3.00

Fiscal year ended December 31, 2015
Quarter ended March 31, 2015	$3.00	$2.75
Quarter ended June 30, 2015	$4.00	$2.75
Quarter ended September 30, 2015	$3.00	$2.75
Quarter ended December 31, 2015	$2.50	$1.00

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions.  The reported closing price of the Company’s common stock, based on the last reported trade on February 1, 2016, was $0.75 per share.

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

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the Rule.

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2015 or 2014, respectively.

General and administrative expenses for each of the years ended December 31, 2015 and 2014 were approximately $75,100 and $25,300, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective years ended December 31, 2015 and 2014 were $(0.43) and $(0.32) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2015 and 2014, respectively, the Company had working capital (deficits) of approximately $(1,721,000) and $(1,553,000), respectively. Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,707,000 and $1,554,000, respectfully, at December 31, 2015 and 2014.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2015	2014

Net cash used in operating activities	$(61,269)	$(25,322)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	60,265	23,758
Net cash outflow	$(1,004)	$(1,564)

Net cash of $(61,269), and $(25,322) were used in operations during the year ended December 31, 2015 and 2014, respectively.

Cash used in operating activities for the year ended December 31, 2015, consisted of a net loss of $(154,394) as well as the effect of changes in working capital of $93,126.

Cash used in operating activities for the year ended December 31, 2014, consisted of a net loss of $(114,758) as well as the effect of changes in working capital of $89,436.

No cash flows were used or provided by investing activities during the years ended December 31, 2015 and 2014.

Net cash of $60,265, and $23,758 provided by financing activities during the years ended December 31, 2015 and 2014. It represented the proceeds from a loan from a stockholder and related party.

On August 8, 2014, Glenn A. Little, the Company’s former controlling shareholder, entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”). Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock and the note payable of $894,550 for total cash consideration of $250,000. Rockport, having purchased the outstanding note of $894,550 at an interest rate of 10% per annum, has made no demand for payment as of December 31, 2015. It may elect to renegotiate or extend the maturity date of this note at some future date.

Rockport has also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Exchange Act. Accordingly, Rockport has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2015, Rockport has advanced $75,022 under this agreement. At December 31, 2015, the 10% note payable of $894,550 and the 6.0% note payable of $75,022 were included in notes payable to controlling stockholder of $969,572.

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

Item 8 - Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

(a) Dismissal of Previous independent registered public accounting firm

On March 9, 2016, Eight Dragons Company (the “Company”) dismissed Hillary CPA Group LLC (“Hillary”) as the Company’s independent registered public accounting firm. This dismissal was approved by the Company’s Board of Directors.

Hillary’s reports on the Company’s financial statements as of and for the years ended December 31, 2014 and December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2014 and December 31, 2013 and from January 1, 2015 through the date of this report, there were: (i) no disagreements between the Company and Hillary on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Hillary, would have caused Hillary to make reference to the subject matter of the disagreement(s) in their report; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v)(A)-(D) of Regulation S-K).

The Company provided Hillary with a copy of the above disclosure prior to its filing with the SEC and requested that Hillary furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not Hillary agrees with the above disclosure, and if not, stating the aspects with which Hillary does not agree.

(b) New independent registered public accounting firm

On March 9, 2016, the Board of Directors of the Company appointed Montgomery Coscia Greilich LLP (“MCG”) as the Company's independent registered public accounting firm, effective as of that date.

During the Company's two most recent fiscal years ended December 31, 2014 and 2013, and through the subsequent interim period to March 9, 2016, the Company did not consult MCG with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2015.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

David F. Bristol	51	President, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Biographical Information

David F. Bristol, age 51, has been the President, CEO, CFO, Secretary & Treasurer at Eight Dragons Co., Vice President at Prosper Economic Development Corp., Chairman, President & Chief Executive Officer at Employee Solutions LP, and Co-Founder at Specialized Armor Group LLC. He is on the Board of Directors at Eight Dragons Co. and Centennial Medical Center.

He received his undergraduate degree from United States Air Force Academy.

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

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors.  The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at 6404 International Parkway, Suite 1350, Plano, Texas 75093. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2015 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board. Mr. David F. Bristol is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Mr. David F. Bristol has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than five (5) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David F. Bristol,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Wm. Christopher Reeder,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

DMJ Acquisitions, LLC	291,500	80.5%
6404 International Parkway, Suite 1350, Plano, Texas 75093

All Directors and Executive Officers (1 person)	291,500	80.5%

(1)	On March 1, 2016, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2015  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 362,200 shares of common stock outstanding on December 31, 2015, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

We are not aware of any arrangement that might result in a change in control in the future, except the change of control from Rockport and Mr. Reeder to DMJ , as described above.  Except as described above, there has been no change of control of the Company since the beginning of the Company’s last fiscal year.

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

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to Goldman Accounting Services CPA, PLLC, which served as the Company’s independent registered public accounting firm from April 15 2013 until October 8, 2014, and Hillary CPA  Group  LLC, which has served as the Company’s independent registered public accounting firm since October 8, 2014 until March 9, 2016. See “Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” above.

Fiscal year ended December 31, 2015
Hillary CPA
Group, LLC

1. Audit fees	$3,000
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$3,000

Fiscal year ended December 31, 2014	Goldman Accounting
	Services CPA,	Hillary CPA
	PLLC	Group, LLC

1. Audit fees	$11,935	$1,500
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$11,935	$1,500

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2015 and 2014 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the U. S. Securities and Exchange Commission.

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

(Financial statements follow on next page)

EIGHT DRAGONS COMPANY

MONTGOMERY COSCIA GREILICH LLP
972.748.0300 p
972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Eight Dragons Company
Plano, Texas

We have audited the accompanying balance sheets of Eight Dragons Company as of December 31, 2015, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. We relied on an audit previously performed by another auditor for the December 31, 2014 financial statementinformation.  Eight Dragons Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Dragons Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP

Plano, Texas
April 8, 2016

2500 Dallas Parkway, Suite 300 Plano, Texas 75093	300 Throckmorton Street, Suite 520 Fort Worth, Texas 76102	600 Congress Avenue, Suite 300 Austin, Texas 78701

EIGHT DRAGONS COMPANY
BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash on hand and in bank	$—	$1,004

Total Current Assets	—	1,004

Total Assets	$—	$1,004

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$13,810	$-
Notes payable to related party	969,572	909,308
Accrued interest payable to related party	737,363	644,237

Total Current Liabilities	1,720,745	1,553,545

Long-Term Liabilities	—	—

Total Liabilities	1,720,745	1,553,545

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized, 362,200 shares issued and
outstanding as of December 31, 2015 and 2014	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,411,083)	(33,242,879)

Total Shareholders’ Deficit	(1,720,745)	(1,552,541)

Total Liabilities and Shareholders’ Deficit	$—	$1,004

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2015 and 2014

	Year ended
	December 31,
	2015	2014

Revenues	$—	$—

Expenses
General and administrative expenses	75,078	25,322

Loss from operations	(75,078)	(25,322)

Other Income (Expense)
Interest expense	(93,126)	(89,436)
Total other expense	(93,126)	(89,436)

Loss before provision for income taxes	(168,204)	(114,758)

Provision for income taxes	—	—

Net Loss	$(168,204)	$(114,758)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.46)	$(0.32)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years ended December 31, 2015 and 2014

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2014	362,200	$36	$31,690,302	$(33,128,121)	$(1,437,783)

Net loss	—	—	—	(114,758)	(114,758)
Balances at December 31, 2014	362,200	36	31,690,302	(33,242,879)	(1,552,541)

Net loss	—	—	—	(168,204)	(168,204)
Balances at December 31, 2015	362,200	$36	$31,690,302	$(33,411,083)	$(1,720,745)

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2015 and 2014

	Year ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(168,204)	$(114,758)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization
Increase (Decrease) in
Accrued expense	13,810	—-
Accrued interest payable - related party	93,126	89,436

Net cash used in operating activities	(61,268)	(25,322)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from related party	—	23,758
Proceeds from loan from stockholder / Officer	60,264	—

Net cash provided by financing activities	60,264	23,758

Decrease in Cash	(1,004)	(1,564)

Cash at beginning of year	1,004	2,568

Cash at end of year	$—	$1,004

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

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

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 3 - Significant Accounting Policies and Recent Accounting Pronouncements

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with single comprehensive five-step principles based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. The Company is currently evaluating the impact of adoption on its financial statements.

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

NOTE 4 – Going Concern Uncertainty

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company has no significant assets or operating activity as of December 31, 2015 and 2014. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

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

As of December 31, 2015, the Company has a net operating loss carryforward of approximately $950,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The company has not commenced operations, has not generated any revenue, and has not made a provision for income taxes.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

NOTE 6 – Legal Matters

The Company has no known legal issues pending.

NOTE 7 – Related Party Transactions

The prior controlling stockholder and sole officer, Mr. Little, purchased the note of $740,000 in outstanding debt against the Company and to purchase certain common stock of the Company owned by Wilkerson for total cash consideration of $60,000 on January 18, 2005. This note was unsecured and bore interest at 6% on unmatured unpaid principal and 10% on matured unpaid principal.  The note was payable on demand, or if no demand was made, the entire principal amount and all accrued interest was due and payable on July 31, 2006.   The note matured on July 31, 2006 and no demand for payment was made by Mr. Little. The note agreement was modified to extend the credit limit to $75,000 and the maturity date was extended to December 31, 2008.  At August 8, 2014 and December 31, 2013, an aggregate $154,550 and $145,550 was advanced under this agreement by Mr. Little.

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

The following table is a summary of the notes transferred and payable to DMJ Acquisitions, LLC, the Company’s controlling shareholder as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Note payable held by DMJ Acquisitions, LLC., with an interest rate of 10% per annum	$894,550	$894,550
Note payable held by DMJ Acquisitions, LLC., with an interest rate of 6% per annum	$75,022	$14,758

Total	$969,572	$909,308

NOTE 8 – Accrued Interest Payable to Related Party

The following table is a summary of the accrued interest payable to controlling stockholder as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014

Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 10% interest rate p.a.	$734,517	$644,082
Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 6% interest rate p.a.	$2,846	$155

Total	$737,363	$644,237

NOTE 9 – Subsequent Events

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

Date: April 8, 2016	By:	/s/ David F. Bristol
David F. Bristol
President, Chief Executive Officer
Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Date: April 8, 2016	By:	/s/ David F. Bristol
David F. Bristol
President, Chief Executive Officer
Chief Financial Officer and Sole Director