Form 10-Q
period 2016-03-31
Eight Dragons Co.
filed 2016-05-04
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 3, 2016: 362,200.

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Eight Dragons Company

Form 10-Q for the quarter ended March 31, 2016

Part I

Item 1 - Financial Statements

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	Unaudited
ASSETS

Current Assets
Cash on hand and in bank	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$7,875	$13,810
Notes payable to controlling stockholder	997,553	969,572
Accrued interest payable to controlling stockholder	760,868	737,363

Total Current Liabilities	1,766,296	1,720,745

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized. 362,200 shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,456,634)	(33,411,083)

Total Shareholders’ Deficit	(1,766,296)	(1,720,745)

Total Liabilities and Shareholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
Three months ended March 31, 2016 and 2015
(Unaudited)

	Three months ended
	March 31,
	2016	2015

Revenues	$—	$—

Expenses
General and administrative expenses	22,046	10,365
Loss from operations	(22,046)	(10,365)

Other Income (Expense)
Interest expense	(23,505)	(22,276)
Total other Expense	(23,505)	(22,276)

Loss before provision for income taxes	(45,551)	(32,641)

Provision for income taxes	—	—

Net Loss	(45,551)	(32,641)

Other Comprehensive Income	—	—

Comprehensive Loss	$(45,551)	$(32,641)

Loss per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.13)	$(0.09)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss for the period	$(45,551)	$(32,641)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accrued expensea	(5,935)	9,755
Accrued interest payable – related party
Accrued interest payable - controlling stockholder	23,505	22,276

Net cash used in operating activities	(27,981)	(610)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from related party	—	—
Proceeds from loan from stockholder/officer	27,981	—

Net cash provided by financing activities	27,981	—

Decrease in Cash	—	(610)

Cash at beginning of period	—	1,004

Cash at end of period	$—	$394

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	—	—
Income taxes paid for the period	—	—

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2016

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

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in 10K for the fiscal year ended December 31, 2015.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015.

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

The Company has no significant assets or operating activity as of March 31, 2016 and December 31, 2015. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations or other sources to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may impede a potential takeover of the Company. The Company’s ability to issue these authorized but unissued securities may also negatively impact the ability to raise additional capital through the sale of debt or equity securities.

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

As of March 31, 2016, the Company has a net operating loss carryforward of approximately $1,150,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

The following table is a summary of the notes transferred and payable to DMJ Acquisitions, LLC, the Company’s controlling shareholder as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Note payable held by DMJ Acquisitions, LLC., with an interest rate of 10% per annum	$894,550	$894,550
Note payable held by DMJ Acquisitions, LLC., with an interest rate of 6% per annum	$103,003	$75,022

Total	$997,553	$969,572

NOTE 8 – ACCRUED INTEREST PAYABLE TO RELATED PARTY

The following table is a summary of the accrued interest payable to controlling stockholder as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 10% interest rate p.a.	$756,819	$734,517
Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 6% interest rate p.a.	$4,049	$2,846

Total	$760,868	$737,363

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

Forward-Looking Statements

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

(1) Background

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

(2) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2016 and 2015, respectively.

General and administrative expenses of $22,046 and $10,365 for the three month periods ended March 31, 2016 and 2015, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Loss per share for the respective three month periods ended March 31, 2016 and 2015 were approximately $(0.13) and $(0.09), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(3) Plan of Business

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

(4) Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015, respectively, the Company had working capital (deficits) of approximately $(1,766,000) and $(1,721,000), respectively. Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,766,000 and $1,721,000, respectfully, at March 31, 2016 and December 31, 2015.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(27,981)	$(610)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	27,981	-

Net cash outflow	$-	$(610)

Net cash of $(27,981) and $(610) were used in operations during the three months period ended March 31, 2016 and 2015, respectively.

Cash used in operating activities for the three months period ended March 31, 2016, consisted of a net loss of $(45,551) as well as the effect of changes in working capital of $17,570.

Cash used in operating activities for the three months period ended March 31, 2015, consisted of a net loss of $(32,641) as well as the effect of changes in working capital of $32,031.

No cash flows were used or provided by investing activities during the three months period ended March 31, 2016 and 2015.

Net cash of $27,981 and $0 were provided by financing activities during the three months period ended March 31, 2016 and 2015, respectively. It represented the proceeds from loan from stockholder.

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

(5) Critical Accounting Policies

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

(6) Effect of Climate Change Legislation

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

(7) Other Contractual Obligations

As of March 31, 2016, we do not have any contractual obligations.

(8) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(9) Recently Issued Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Condensed Financial Statements, Note 3: Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Eight Dragons Company

Date: May 3, 2016	By:	/s/ David F. Bristol
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