Form 10-K
period 2016-12-31
Eight Dragons Co.
filed 2017-03-15
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

(214) 420-8367
(Registrant’s Telephone Number)

6404 International Parkway, Suite 1350,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $70,700 based upon 70,700 shares held by non-affiliates and the last reported sales price of $1.0 per share on such date.

As of March 15, 2017, there were 362,200 shares of Common Stock issued and outstanding.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 3585 National Drive, Plano, TX 75025. The Company’s telephone number there is (214) 420-8367. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2015
Quarter ended March 31, 2015	$3.00	$2.75
Quarter ended June 30, 2015	$4.00	$2.75
Quarter ended September 30, 2015	$3.00	$2.75
Quarter ended December 31, 2015	$2.50	$1.00

Fiscal year ended December 31, 2016
Quarter ended March 31, 2016	$1.00	$0.75
Quarter ended June 30, 2016	$1.25	$0.75
Quarter ended September 30, 2016	$1.25	$1.02
Quarter ended December 31, 2016	$1.50	$1.34

The source for the high and low closing bids quotations was www.bigcharts.com and may not represent actual transactions.  The reported closing price of the Company’s common stock, based on the last reported trade on January 11, 2017, was $1.50 per share.

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2016 or 2015, respectively.

General and administrative expenses for each of the years ended December 31, 2016 and 2015 were approximately $49,500 and $75,100, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.

Loss per share for the respective years ended December 31, 2016 and 2015 were $(0.40) and $(0.46) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2016 and 2015, respectively, the Company had working capital (deficits) of approximately $(1,866,000) and $(1,721,000), respectively. Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,858,000 and $1,707,000, respectfully, at December 31, 2016 and 2015.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2016	2015

Net cash used in operating activities	$(55,455)	$(61,268)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	55,455	60,264
Net cash outflow	$-	$(1,004)

Net cash of $(55,455), and $(61,268) were used in operations during the year ended December 31, 2016 and 2015, respectively.

Cash used in operating activities for the year ended December 31, 2016, consisted of a net loss of $(144,957) as well as the effect of changes in working capital of $89,502.

Cash used in operating activities for the year ended December 31, 2015, consisted of a net loss of $(168,204) as well as the effect of changes in working capital of $106,936.

No cash flows were used or provided by investing activities during the years ended December 31, 2016 and 2015.

Net cash of $55,455, and $60,264 provided by financing activities during the years ended December 31, 2016 and 2015. It represented the proceeds from a loan from a stockholder and related party.

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

On August 8, 2014, Glenn A. Little, the Company’s former controlling shareholder, entered into a Securities and Debt Purchase Agreement with Rockport Petroleum, Inc. (“Rockport”). Under the terms of the Purchase Agreement, Mr. Little agreed to sell to Rockport an aggregate of 291,500 shares of Common Stock, representing approximately 80.5% of the Company's currently outstanding shares of Common Stock and the note payable of $894,550 for total cash consideration of $250,000. Rockport, having purchased the outstanding note of $894,550 at an interest rate of 10% per annum, has made no demand for payment as of December 31, 2016. It may elect to renegotiate or extend the maturity date of this note at some future date.

Rockport has also acknowledged that outside funds continue to be necessary to support the corporate entity and comply with the periodic reporting requirements of the Exchange Act. Accordingly, Rockport has agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2016, Rockport has advanced $130,477 under this agreement. At December 31, 2016, the 10% note payable of $894,550 and the 6.0% note payable of $130,477 were included in notes payable to controlling stockholder of $1,025,027.

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

(8) Other Contractual Obligations

As of December 31, 2016, we do not have any contractual obligations.

(9) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10) Recently Issued Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part II, Item 8, Notes to Financial Statements, Note 3: Significant Accounting Policies and Recent Accounting Pronouncements.

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

Item 8 - Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this report.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2016.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

David F. Bristol	52	President, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Biographical Information

David F. Bristol, age 52, has been the President, CEO, CFO, Secretary & Treasurer at Eight Dragons Co., Vice President at Prosper Economic Development Corp., Chairman, President & Chief Executive Officer at Employee Solutions LP, and Co-Founder at Specialized Armor Group LLC. He is on the Board of Directors at Eight Dragons Co. and Centennial Medical Center.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at 3585 National Drive, Plano, TX 75025. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2016 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David F. Bristol,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Wm. Christopher Reeder,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal Executive Officer	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

DMJ Acquisitions, LLC	291,500	80.5%
3585 National Drive, Plano, TX 75025

All Directors and Executive Officers (1 person)	291,500	80.5%

(1)	On March 15, 2017, there were 362,200 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2016  (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 362,200 shares of common stock outstanding on December 31, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to Hillary CPA Group LLC, which has served as the Company’s independent registered public accounting firm since October 8, 2014 until March 9, 2016 and Montgomery Coscia Greilich LLP (“MCG”) which was appointed on March 9, 2016 as the Company's independent registered public accounting firm. See “Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” above.

Fiscal year ended December 31, 2016	Montgomery

1. Audit fees	$21,000
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$21,000

Fiscal year ended December 31, 2015	Hillary CPA

1. Audit fees	$3,000
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$3,000

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2016 and 2015 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the U. S. Securities and Exchange Commission.

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
Plano, Texas

We have audited the accompanying balance sheets of Eight Dragons Company as of December 31, 2016 and 2015 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Dragons Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles general accepted in the United States.

/s/ Montgomery Coscia Greilich LLP

MONTGOMERY COSCIA GREILICH LLP
March 15, 2017
Plano, Texas

2500 Dallas Parkway, Suite 300 Plano, Texas 75093	300 Throckmorton Street, Suite 520 Fort Worth, Texas 76102	2901 Via Fortuna, Building 6, Suite 550 Austin, Texas 78746

EIGHT DRAGONS COMPANY
BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash on hand and in bank	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$7,875	$13,810
Notes payable to related party	1,025,027	969,572
Accrued interest payable to related party	832,800	737,363

Total Current Liabilities	1,865,702	1,720,745

Long-Term Liabilities	—	—

Total Liabilities	1,865,702	1,720,745

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock - $0.0001 par value.
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.0001 par value.
100,000,000 shares authorized, 362,200 shares issued and
outstanding as of December 31, 2016 and 2015	36	36
Additional paid-in capital	31,690,302	31,690,302
Accumulated deficit	(33,556,040)	(33,411,083)

Total Shareholders’ Deficit	(1,865,702)	(1,720,745)

Total Liabilities and Shareholders’ Deficit	$—	$—

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2016 and 2015

	Year ended
	December 31,
	2016	2015

Revenues	$—	$—

Expenses
General and administrative expenses	49,520	75,078

Loss from operations	(49,520)	(75,078)

Other Income (Expense)
Interest expense	(95,437)	(93,126)
Total other expense	(95,437)	(93,126)

Loss before provision for income taxes	(144,957)	(168,204)

Provision for income taxes	—	—

Net Loss	$(144,957)	$(168,204)

Earnings per share of common stock outstanding computed on net loss –
basic and fully diluted	$(0.40)	$(0.46)

Weighted-average number of shares outstanding –
basic and fully diluted	362,200	362,200

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years ended December 31, 2016 and 2015

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2015	362,200	$36	$31,690,302	$(33,242,879)	$(1,552,541)

Net loss	—	—	—	(168,204)	(168,204)
Balances at December 31, 2015	362,200	36	31,690,302	(33,411,083)	(1,720,745)

Net loss	—	—	—	(144,957)	(144,957)

Balances at December 31, 2016	362,200	$36	$31,690,302	$(33,556,040)	$(1,865,702)

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2016 and 2015

	Year ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(144,957)	$(168,204)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization
Increase (Decrease) in
Accrued expense	(5,935)	13,810
Accrued interest payable - related party	95,437	93,126

Net cash used in operating activities	(55,455)	(61,268)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loan from related party	—	—
Proceeds from loan from stockholder / Officer	55,455	60,264

Net cash provided by financing activities	55,455	60,264

Decrease in Cash	—	(1,004)

Cash at beginning of year	—	1,004

Cash at end of year	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

EIGHT DRAGONS COMPANY
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015.

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

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company’s first quarter of fiscal 2018.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

NOTE 4 – GOING CONCERN UNCERTAINTY

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company has no significant assets or operating activity as of December 31, 2016 and 2015. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

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

As of December 31, 2016, the Company has a net operating loss carryforward of approximately $950,000 for Federal income tax purposes after taking into account the effect of a change in control in 2005. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed greater than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

The following table is a summary of the notes transferred and payable to DMJ Acquisitions, LLC, the Company’s controlling shareholder as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Note payable held by DMJ Acquisitions, LLC., with an interest rate of 10% per annum	$894,550	$894,550
Note payable held by DMJ Acquisitions, LLC., with an interest rate of 6% per annum	$130,477	$75,022

Total	$1,025,027	$969,572

NOTE 8 – ACCRUED INTEREST PAYABLE TO RELATED PARTY

The following table is a summary of the accrued interest payable to controlling stockholder as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015

Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 10% interest rate p.a.	$823,237	$734,517
Interest payable to DMJ Acquisitions, LLC, controlling stockholder – 6% interest rate p.a.	$9,563	$2,846

Total	$832,800	$737,363

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

Date: March 15, 2017	By:	/s/ David F. Bristol
David F. Bristol
President, Chief Executive Officer
Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Date: March 15, 2017	By:	/s/ David F. Bristol
David F. Bristol
President, Chief Executive Officer
Chief Financial Officer and Sole Director