Form 10-Q
period 2017-03-31
Eight Dragons Co.
filed 2017-05-18
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

EIGHT DRAGONS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	75-2610236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Merrick Way, Third Floor, Coral Gables, Florida 33143
(Address of Principal Executive Offices)

(305) 760-9307
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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 18, 2017

Common Stock, $0.0001 par value	37,623,644

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	March 31	December 31
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash on hand and in bank	$-	$-

Total Current Assets	-	-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$2,840	$7,875
Notes payable to stockholder	-	1,025,027
Accrued interest payable to stockholder	-	832,800
Total current liabilities	2,840	1,865,702

SHAREHOLDERS' DEFICIT
Preferred stock - $0.0001 par value. 50,000,000 shares authorized; None issued and outstanding	-	-
Common stock - $0.0001 par value. 100,000,000 shares authorized. 362,200 shares issued and outstanding, respectively	36	36
Additional paid in capital	31,690,302	31,690,302
Accumulated deficit	(31,693,178)	(33,556,040)
Total shareholders' deficit	(2,840)	(1,865,702)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues	$-	$-

Expenses
General and administrative expenses	7,570	22,045

Loss from operations	(7,570)	(22,045)

Other Income (Expense)
Gain on extinguishment of debt	1,889,938	-
Interest expense	(19,506)	(23,505)
Total other income (expense)	1,870,432	(23,505)

Income (loss) before provision for income taxes	1,862,862	(45,550)

Provision for income taxes	-	-

Net Income (Loss)	1,862,862	(45,550)

Other Comprehensive Income	-	-

Comprehensive Income (Loss)	$1,862,862	$(45,550)

Earnings (loss) per share of common stock outstanding computed on net income (loss) - basic and fully diluted	$5.14	$(0.13)

Weighted-average number of shares outstanding – basic and fully diluted	362,200	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Statement Of Changes in Shareholders' Deficits
For the Three Months Ended March 31, 2017
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at December 31, 2016	362,200	$36	$31,690,302	$(33,556,040)	$(1,865,702)

Net Income (Unaudited)	-	-	-	1,862,862	1,862,862
Balances at March 31, 2017	362,200	$36	$31,690,302	$(31,693,178)	$(2,840)

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss) for the year	$1,862,862	$(45,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the extinguishment of debt	(1,889,938)	-
Increase (Decrease) in
Accrued expense	(5,035)	(5,935)
Accrued interest payable - stockholder	19,506	23,505

Net cash used in operating activities	(12,605)	(27,980)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan from - stockholder	12,605	27,980

Net cash provided by financing activities	12,605	27,980

Increase (Decrease) in Cash	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2017
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the year ended December 31, 2017.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  It is the intent of the Company to seek a merger with an existing, operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses

 NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Basic Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2017and 2016.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY/RELATED-PARTY TRANSACTIONS

On March 13, 2017, a related party controlled by the Chief Executive Officer of the Company completed a private financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of One Million Five Hundred and Seventeen Thousand, Eight Hundred Dollars ($1,517,800) for the benefit of to be named public entity, now Eight Dragons. Subsequently, effective April 28, 2017, the Company assumed all the convertible debentures arising from this private placement in return for related party payments for the benefit of, and at the direction of, the Company in the amount of $1,396,371.12. Upon the assumption of the convertible debentures, all convertible debentures were converted into 1,355,783 shares of our common stock. The related party retains an obligation to wire the remaining $121,429 to the Company and thus holds the funds for the benefit of the Company.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

NOTE 5 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2017
(Unaudited)

NOTE 6 – CHANGE OF CONTROL

As reported on Schedule 14f, filed with the Securities and Exchange Commission on September 9, 2016, effective March 20, 2017, DMJ Acquisitions LLC, the principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented approximately 80.2% of the Company’s issued and outstanding shares of Common Stock. The funds for the acquisition were provided by a related party controlled by Una Taylor,Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC. In connection with the transactions contemplated by the Agreement, stockholder liabilities totaling $1,889,939 as of March 14, 2017 of Eight Dragons were forgiven and the Board appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors. The forgiven stockholder liabilities included $1,037,632 in principle and $852,406 in accrued interest.

NOTE 7 – SUBSEQUENT EVENTS

Effective on April 12, 2017, in conjunction with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences including the provision that each share of the Series A Preferred Stock shall have one thousand votes on all matters presented to be voted by the holders of Common Stock. The Series A Preferred Stock is not convertible to Common Stock.

On April 12, 2017, the Board of Directors adopted a Financial Code of Ethics  and adopted the  2017 Omnibus Equity Compensation Plan and reserved Five Million (5,000,000) shares of common stock for future issuance under the  2017 Omnibus Equity Compensation Plan.

On April 12, 2017, the Company issued One Million (1,000,000) shares of Series A Preferred Stock to our current control shareholder in consideration for services rendered.

On April 19, 2017, the Board of Directors appointed Martin Schmieg as Chief Financial (Accounting) Officer.

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunites Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). The Firstfire Note bears interest of 1% per annum and provides that the Company issue Firstfire 250,000 shares of common stock as additional consideration for the purchase of the Firstfire Note. The Firstfire note matures on October 27, 2017.  The Firstfire Note isconvertible into common stock, at Firstfire’s option, at 75% multiplied by the lowest traded price of the Company’s common stock during the ten consecutive trading day period immediately preceding the trading day that the Company received the Notice of conversion from Firstfire. The Firstfire Note has limited piggy back registration rights and prepayment provisions attached.

EIGHT DRAGONS COMPANY
Notes to Condensed Financial Statements
March 31, 2017
(Unaudited)

On April 28, 2017, as consideration for services,contractual obligations, andthe conversion of convertible debentures, an aggregate of 37,261,394 shares of our common stock (including 9,710,295 to our Chief Executive Officer, Una Taylor and 9,677,208 shares to Rokk3r Labs, LLC in exchange for 287,067.45 membership units increasing the Company’s minority, non-consolidating investment interest in Rokk3r Labs, LLC to 18.73%) were issued to individuals and entities. Consequently, our current number of issued and outstanding shares is 37,623,644.

On April 30, 2017, Eight Dragon purchased a minority non-consolidating interest in Rokk3r Labs, LLC., specifically an aggregate of  18.72% of the member Interests of Rokk3r Labs, LLC. for a purchase price of $1,000,000 (provided at the directionof an entity controlled by Una Taylor for the benefit of the Company)and the issuance of 9,677,208 shares of common stock.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report except as noted herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward-Looking and Cautionary Statements

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Eight Dragons” refer to Eight Dragons Company.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three months Ended March 31, 2017 and 2016

We did not realize revenues for the three-month periods ended March 31, 2017 and 2016. For the periodended March 31, 2017 (“first  quarter”), total operating expenses were $7,750, consisting of general and administrative expenses. Total operating expenses for the comparable first quarter of 2016 were $22,045, consisting of general and administrative expenses. The net income for the first quarter of 2017 was $1,862,862, ($5.14 per share), compared to net loss of ($45,550) ($0.13 per share) for the firstquarter of 2016. The Company recorded other income and expenses of $1,870,432 in the first quarter, which included $1,889,938 in debt forgiveness and $19,506 in interest expense.

Liquidity and Capital Resources

Total assets at March 31, 2017 were $0.0 in cash, compared to $0.0 in cash at December 31, 2016. Total liabilities at March 31, 2017 were $2,840, consisting of $2,840, in accrued expenses, and $0 in related-party payables. At December 31, 2016, total liabilities were $1,865,702.  The decrease in payables were a result of the cancellation of the debt.

Because we currently have no revenues and limited available cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At March 31, 2017, we had stockholders’ deficit of $2,840 compared to stockholders’ deficit of $1,865,702 at December 31, 2016.  The decreased deficit during the first three months of 2017 is primarily due to the decrease in related party payables to $0 during the first three months of 2017.

Plan of Operation

Effective March 20, 2017, DMJ Acquisitions LLC, the principal stockholder of our company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented approximately 80.2% of our company’s issued and outstanding shares of Common Stock.  In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors Una Taylor and Theodore Faison to fill vacancies on our Board of Directors, effective March 31, 2017.

Our new management intends to acquire DreamFu Ventures LLC, a Florida LLC in a transaction that will result in the DreamFu entity becoming the operating entity in our company (“Merger”) and that will also result in us acquiring 100% of the issued and outstanding equity of DreamFu Ventures LLC, a related party with common management.  While no assurances can be provided as to the final consummation of this transaction, it is intended that going-forward DreamFu Ventures LLC shall produce operations and cash flow which shall sustain the enterprise. Prior to the Merger, commencing in the second quarter of 2017, the DreamFu business will be incorporated into the business of our Company.

DreamFu Ventures LLC intends to create an entire ecosystem whose mission is to transform the startup entrepreneurial landscape to be inclusive, diversified and successful! We intend to create a gamified, online platform that encompasses the entire startup journey, allowing us to work with entrepreneurs at any stage - from ideation and getting started to funding successful exits. DreamFu Ventures LLC is currently operated by related parties, specifically Una Taylor. We intend to create a network of mentors and angels investors to help shape ideas, grow entrepreneurs, and invest in startup companies from the ground up. DreamFu Ventures is a dream trainer, builder and investor - the only start to end ecosystem available to all startup entrepreneurs.

On March 13, 2017, a related party controlled by our Chief Executive Officer completed a private financing transactions with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of One Million Five Hundred and Seventeen Thousand, Eight Hundred Dollars ($1,517,800) for the benefit of to be named public entity, now Eight Dragons.   Subsequently, effective April 28, 2017, we assumed all the convertible debentures arising from this private placement in return for related party making payments for the benefit of, and at the direction of,  the Company in the amount of $1,396,371.12. Upon the assumption of the convertible debentures, all convertible debentures were converted into 1,355,783 shares of our common stock. The related party retains an obligation to wire the remaining $121,428.88 to our company and thus holds the funds for the benefit of our company.

Effective on April 12, 2017, in conjunction with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences including the provision that each share of the Series A Preferred Stock shall have one thousand votes on all matters presented to be voted by the holders of Common Stock. The Series A Preferred Stock is not convertible to Common Stock.. On April 12, 2017, we issued One Million (1,000,000) shares of Series A Preferred Stock to our current control shareholder in consideration for services rendered.

On April 12, 2017, our Board of Directors adopted a Financial Code of Ethics and adopted the  2017 Omnibus Equity Compensation Plan (attached hereto as Exhibit 14.1) as reserved Five Million (5,000,000) shares of common stock for future issuance under the  2017 Omnibus Equity Compensation Plan.

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportuni2es Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). The Firstfire Note bears interest of 1% per annum and provides that the Company issue Firstfire 250,000 shares of common stock as additional consideration for the purchase of the Firstfire Note. The Firstfire note matures on October 27, 2017.  The Firstfire Note isconvertible into common stock, at the Firstfire’s option, at 75% multiplied by the lowest traded price of the Company’s common stock during the ten consecutive trading day period immediately preceding the trading day that the Company received the Notice of conversion from the Firstfire. The Firstfire Note has limited piggy back registration rights and prepayment provisions attached.

On April 28, 2017, as consideration for services, for contractual obligations and conversion of assumed convertible debentures, an aggregate of 37,261,394 shares of our common stock (including 9,710,295 to our Chief Executive Officer, Una Taylor and 9,677,208 shares to Rokk3r Labs, LLC in exchange for 287,067.45 membership units increasing the Company’s minority, non-consolidating investment interest in Rokk3r Labs, LLC to 18.73%) to individuals and entities. Consequently, our current number of issued and outstanding shares is 37,623,644.

In the second quarter of 2017, we completed a purchase of 18.7% ownership stake in Rokk3r Labs LLC.  Specifically, on April 30, 2017, we purchased of a minority non-consolidating interest in Rokk3r Labs, LLC., specifically an aggregate of  18.72% of the member Interests of Rokk3r Labs, LLC. for a purchase price of $1,000,000 (provided at the direction an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of common stock. Rokk3r Labs is a venture builder and the world’s first ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. Our management believe that Rokk3r Labs increases value, mitigates risk and helps to remain at the edge of innovation. With a focus on leveraging exponential technologies (e.g., the blockchain, artificial intelligence, and Internet of Things) and implementing new-age methods of raising capital, Rokk3r Labs, we believe, is harnessing the global collective genius to co-build companies that change the world. Currently, we are informed that Rokk3r Labs’ portfolio includes over 40 companies.

We will continue to explore other merger or acquisition targets throughout fiscal 2017, although no assurances can be provided that we will complete such acquisitions or that such acquisitions will be profitable.

Because we currently have limited cash, it may be necessary for officers, directors or stockholders to advance funds and we will most likely accrue expenses until additional funding can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, we expect directors to defer any compensation until such time as we have sufficient funds.  We have not yet entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

We are currently exploring possible funding sources, but we have not entered into any arrangements or agreements for funding as of this time. If we are unable to raise the necessary funding, our expansion plans will be delayed indefinitely. There can be no assurance that we will be able to raise the funds necessary to carry out our business plan on terms favorable to our company, or at all.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.

Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2017.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Name

2.1*	Patent Acquisition Agreement
2.2*	Patent Portfolio
3.1*	Articles of Incorporation
3.2*	Certificate of Amendment - Capitalization Change
3.3*	Certificate of Amendment - Name Change 2006
3.4*	Certificate of Amendment - Name Change 2010
3.5*	By-Laws
4.1*	Instrument defining rights of holders – Specimen Stock Certificate
4.1**	2017 Omnibus Equity Compensation Plan
10.1***	Membership Unit Purchase Agreement between Eight Dragons Company and Rocck3r Labs, LLC, date April 30, 2017.
14.1**	Financial Code of Ethics
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Incorporated by reference to the Company registration statement on Form 10 filed with the SEC on June 8, 2010.
**	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 24, 2017.
***	Incorporated by reference to the Company Current Report on Form 8-K/A filed with the SEC on May 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Date: May 18, 2017	By:	/s/ UNA TAYLOR
Una Taylor
C.E.O. and Director Principal Accounting Officer