Form 10-Q
period 2017-06-30
Eight Dragons Co.
filed 2017-08-21
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

EIGHT DRAGONS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	75-2610236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 2nd Street, Suite 2000, Miami, FL 33131
(Address of Principal Executive Offices)

(954) 866-3726
 (Registrant's Telephone Number, Including Area Code)

95 Merrick Way, Third Floor, Coral Gables, Florida 33143
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 18, 2017

Common Stock, $0.0001 par value	40,953,594

PART I — FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	June 30	December 31
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash on hand and in bank	$17,327	$-
Accounts receivable	7,284	-
Total Current Assets	24,611	-

Loan Receivable	17,000	-
Deposit receivable	22,000	-
Investment in Protect Pharmaceutical Corporation (Note 4)	3,840,000	-
Intangible assets	102,400	-
Receivable from affiliate	345,000	-
Investment in Rock3r Labs, LLC (Note 4)	13,386,826	-

Total assets	$17,737,837	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses	$5,301	$7,875
Note payable to Firstfire Global Opportunities Fund, LLC	305,000	-
Notes payable to controlling stockholder	-	1,025,027
Accrued interest payable to controlling stockholder	-	832,800
Total current liabilities	310,301	1,865,702

SHAREHOLDERS' DEFICIT
Preferred stock series A - $0.0001 par value. 50,000,000 shares authorized; 1,000,000 and none issued and outstanding, respectively	37,500	-
Common stock - $0.0001 par value. 100,000,000 shares authorized. 40,953,594 and 362,200 shares issued and outstanding, respectively	4,095	36
Additional paid in capital	83,425,625	31,690,302
Accumulated deficit	(66,039,684)	(33,556,040)
Total shareholders' equity (deficit)	17,427,536	(1,865,702)

Total liabilities and shareholders' equity (deficit)	$17,737,837	$-

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues	$7,284	$-	$7,284	$-

Expenses
General and administrative expenses	34,348,790	9,358	34,356,360	31,404

Loss from operations	(34,341,506)	(9,358)	(34,349,076)	(31,404)

Other Income (Expense)
Gain on extinguishment of debt (Note 6)	-	-	1,889,938	-
Interest expense	(5,000)	(26,369)	(24,506)	(49,874)
Total other Expense	(5,000)	(26,369)	1,865,432	(49,874)

Loss before provision for income taxes	(34,346,506)	(35,727)	(32,483,644)	(81,278)

Provision for income taxes	-	-	-	-

Net Loss	(34,346,506)	(35,727)	(32,483,644)	(81,278)

Other Comprehensive Income	-	-	-	-

Comprehensive Loss	$(34,346,506)	$(35,727)	$(32,483,644)	$(81,278)

Loss per share of common stock outstanding computed on net loss -
basic and fully diluted	$(1.52)	$(0.10)	$(2.87)	$(0.22)

Weighted-average number of shares outstanding –
basic and fully diluted	22,625,390	362,200	11,309,293	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Statement Of Changes in Shareholders' Deficits
For the Six Months Ended June 30, 2017
(Unaudited)

					Additional
	Series A Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances at December 31, 2016	-	$-	362,200	$36	$31,690,302	$(33,556,040)	$(1,865,702)
Stock issued in exchange for consulting and professional services	1,000,000	37,500	26,228,403	2,623	33,569,734		33,609,857
Stock issued to purchase investment in Rock3r Labs, LLC	-	-	9,677,208	968	12,385,858		12,386,826
Stock issued to convertible debt holders	-	-	1,355,783	136	1,517,664		1,517,800
Stock issued for debt financing from First Fire Solutions	-	-	250,000	25	319,975		320,000
Stock issued for purchase of Protect Pharmaceutical Solutions	-	-	3,000,000	300	3,839,700		3,840,000
Stock issued for purchase of Park Road Solutions	-	-	80,000	8	102,392		102,400
Net loss	-	-	-	-	-	(32,483,644)	(32,483,644)

Balances at June 30, 2017	1,000,000	$37,500	40,953,594	$4,095	$83,425,625	$(66,039,684)	$17,427,536

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Six months ended
	June 30,
	2016	2016
Cash Flows from Operating Activities
Net loss	$(32,483,644)	$(81,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on the extinguishment of debt	(1,889,938)	-
Preferred stock issued for consulting services	37,500	-
Common stock issued for professional and consulting services	33,572,356	-
Increase (Decrease) in
Accounts receivable	(7,284)	-
Receivable from affiliate	(345,000)	-
Deposit receivable	(22,000)	-
(Increase) Decrease in
Accounts payable - trade	-	-
Accrued expense	(2,574)	(13,810)
Accrued interest payable - controlling stockholder	32,111	49,874
Net cash used in operating activities	(1,108,473)	(45,214)

Cash Flows from Investing Activities
Investment in Rock3r Labs, LLC	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	-

Cash Flows from Financing Activities
Proceeds from loan from - controlling stockholder	-	45,214
Loan Receivable	(17,000)	-
Note payable to Firstfire Global Opportunities Fund, LLC	305,000	-
Stock issued to convertible debt holders	1,517,800	-
Stock issued for debt financing from First Fire	320,000	-
Net cash provided by financing activities	2,125,800	45,214

Increase in Cash	17,327	-

Cash at beginning of period	-	-
Cash at end of period	$17,327	$-

Supplemental schedule of non-cash investing and financing activities
Stock issued for acquisition of Park Road Solutions	102,400	-
Stock issued for purchase of interest in Protect Pharmaceutical	3,840,000	-
Stock issued to purchase interest in Rock3r Labs, LLC	12,386,826	-
	$16,329,226	$-
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2017 and 2016.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY/RELATED-PARTY TRANSACTIONS

On March 13, 2017, a related party controlled by the Chief Executive Officer of the Company completed a private financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of One Million, Five Hundred and Seventeen Thousand, Eight Hundred Dollars ($1,517,800) for the benefit of to be named public entity, now Eight Dragons. Subsequently, effective April 28, 2017, the Company assumed all the convertible debentures arising from this private placement in return for a related party making payments for the benefit of, and at the direction of, the Company in the amount of $1,396,371.12. Upon the assumption of the convertible debentures, all convertible debentures were converted into 1,355,783 shares of the Company’s common stock. The related party retains an obligation to wire the remaining $121,429 to the Company and thus holds the funds for the benefit of the Company.

On April 12, 2017, the Company issued One Million (1,000,000) shares of Series A Preferred Stock to the Company’s current control shareholder in consideration for services rendered.

On April 28, 2017, as consideration for services, for contractual obligations, or the conversion of convertible debentures, an aggregate of 37,261,394 shares of the Company’s common stock were issued (including 9,710,295 to our Chief Executive Officer, Una Taylor and 9,677,208 shares to Rokk3r Labs, LLC, in conjunction with the transaction of April 30, 2017 described below, in exchange for 287,067.45 membership units increasing the Company’s minority, non-consolidating investment interest in Rokk3r Labs, LLC to 18.72%) to individuals and entities.

On April 30, 2017, Eight Dragon purchased a minority non-consolidating interest in Rokk3r Labs, LLC., specifically an aggregate of 18.72% of the Member Interests of Rokk3r Labs, LLC. for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of Company common stock.

On June 30, 2017, as consideration for shares of Protect Pharmaceutical Corporation, 3,000,000 shares of Company common stock were issued to Protect Pharmaceutical Corporation.

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

On June 1, 2017, the Company, through an Agreement and Plan of Merger and Reorganization, acquired all the equity of Park Road Solutions, Inc. (previously Park Road Solutions, LLC), for a purchase price of Eighty Thousand (80,000) shares of the Company common stock.  Park Road Solutions, Inc. is an information systems consulting company.

On June 30, 2017, as consideration for 6,100,000 shares of Protect Pharmaceutical Corporation (“PPC”), 3,000,000 shares of our common stock were issued to PPC. This investment was made to establish a strategic partnership which is intended to provide financial exits for portfolio companies of the Company.

NOTE 6 – CHANGE OF CONTROL

As reported on Schedule 14f, filed with the Securities and Exchange Commission on September 9, 2016, effective March 20, 2017, DMJ Acquisitions LLC, the principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented, at closing, approximately 80.2% of the Company’s issued and outstanding shares of Common Stock. The funds for the acquisition were provided by related party controlled by the Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, our Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,939, including $1,037,632 in principle and $852,406 in accrued interest.

NOTE 7 – PROMISSORY NOTE

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). The Firstfire Note bears interest of 1% per annum and provides that the Company issue Firstfire 250,000 shares of common stock as additional consideration for the purchase of the Firstfire Note. The Firstfire note matures on October 27, 2017.  The Firstfire Note is convertible into common stock, at the Firstfire’s option, at 75% multiplied by the lowest traded price of the Company common during the ten consecutive trading day period immediately preceding the trading day that the Company receives the Notice of Conversion from the Firstfire. The Firstfire Note has limited piggy back registration rights and prepayment provisions attached.

NOTE 8 – AMENDMENT TO ARTICLES OF INCORPORATION

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

NOTE 9 – 2017 OMNIBUS EQUITY COMPENSATION PLAN

On April 12, 2017, the Board of Directors adopted a Financial Code of Ethics  and adopted the  2017 Omnibus Equity Compensation Plan and reserved Five Million (5,000,000) shares of common stock for future issuance under the  2017 Omnibus Equity Compensation Plan. No issuances have been made pursuant to the 2017 Omnibus Equity Compensation Plan to date.

NOTE 10 – SUBSEQUENT EVENTS

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Our Business

Eight Dragons Company (OTCQB: EDRG) is a technology-investment company that invests in and operates companies to support a full-stack development eco-system. Headquartered in Miami, Florida and commencing operations in 2017, we seek to help companies using innovation and vision to address the world’s biggest challenges and realize exponential opportunities. For more information on Eight Dragons, please visit our website at www.edrg.com, or follow us on Twitter at @edrgco (both of which are expressly not incorporated into this filing).

Park Road, Inc.

Park Road Solutions, a Miami based company, specializes in outsourced Chief Technology Officer, Chief Security Officer, and information technology managed services. Their experience spans all major verticals including retail, education, finance, and healthcare with core competency and focus on Financial Service Providers such as Hedge Funds and Broker Dealer clients.  Park Road Solutions provides unique domain expertise in Financial Regulatory, Compliance, Product Development and Managed IT Services. By utilizing bespoke and turnkey methodologies within its product offering, they ensure every solution is right sized and designed around client needs.

In the second quarter of 2017, we completed a purchase of 18.72% ownership stake in Rokk3r Labs LLC.  Specifically, on April 30, 2017, we purchased a minority non-consolidating interest in Rokk3r Labs, LLC., specifically an aggregate of  18.72% of the Member Interests of Rokk3r Labs, LLC. for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of our company) and the issuance of 9,677,208 shares of our common stock. Rokk3r Labs is a venture builder and the world’s first ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. Our management believes that Rokk3r Labs increases value, mitigates risk and helps to remain at the edge of innovation. With a focus on leveraging exponential technologies (e.g., the blockchain, artificial intelligence, and Internet of Things) and implementing new-age methods of raising capital, Rokk3r Labs, we believe, is harnessing the global collective genius to co-build companies that change the world. Currently, we are informed that Rokk3r Labs’ portfolio includes over 40 companies.

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

Results of Operations

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016.

Revenues totaled $7,284 for the three months ended June 30, 2017, compared to $-0- for the three months ended June 30, 2016, derived from the business acquired June 1, 2017, Park Road Solutions.

General and administrative expenses (“SG&A”) totaled $34,348,790 for the three months ended June 30, 2017, compared to $9,358 for the three months ended June 30, 2016. SG&A costs in 2017 include the professional and consulting fees, accrued salary of our officers, and rent. A significant portion of the SG&A is a result of the payment of stock and its valuation based on the market price.

Interest expense was $5,000 for the three months ended June 30, 2017, compared to $26,369 for the three months ended June 30, 2016. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $305,000 at June 30, 2017.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016.
Revenues totaled $7,284 for the three months ended June 30, 2017, compared to nil  for the three months ended June 30, 2016, derived from the business acquired June 1, 2017, Park Road Solutions.

General and administrative expenses (“SG&A”) totaled $34,356,360 for the six months ended June 30, 2017, compared to $31,404 for the six months ended June 30, 2016. SG&A costs in 2017 include the professional and consulting fees, accrued salary of our officers, and rent. A significant portion of the SG&A is a result of the payment of stock and its valuation based on the market price.

Interest expense was $24,506 for the six months ended June 30, 2017, compared to $49,874 for the six months ended June 30, 2016. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $305,000 at June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at June 30, 2017 were $17,737,837, compared with $-0- at December 31, 2016. There was $17,327 in cash, compared to $-0- at December 31, 2016.

Total liabilities at June 30, 2017 were $310,301, consisting of $5,301 in accrued expenses, and $305,000 in a note payable. At December 31, 2016, total liabilities were $1,865,702.

Because we currently have limited revenues and limited available cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At June 30, 2017, we had stockholders’ equity of $17,427,536 compared to stockholders’ deficit of $1,865,702 at December 31, 2016.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

(b)	Changes in Internal Control Over Financial Reporting.

Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2017. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second  quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2017, we completed a purchase of 18.72% ownership stake in Rokk3r Labs LLC.  Specifically, on April 30, 2017, the Company purchased a minority non-consolidating interest in Rokk3r Labs, LLC., specifically an aggregate of 18.72% of the Member Interests of Rokk3r Labs, LLC. for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of Company common stock

On April 12, 2017, the Company issued One Million (1,000,000) shares of Series A Preferred Stock to the Company’s current control shareholder in consideration for services rendered.

On April 28, 2017, as consideration for services, for contractual obligations, or the conversion of convertible debentures, an aggregate of 37,261,394 shares of the Company common stock were issued to individuals and entities (including 9,710,295 to our Chief Executive Officer, Una Taylor and 9,677,208 shares to Rokk3r Labs, LLC, in conjunction with the transaction of April 30, 2017 described above, in exchange for 287,067.45 membership units increasing the Company’s minority, non-consolidating investment interest in Rokk3r Labs, LLC to 18.72%).

On June 30, 2017, as consideration for shares of Protect Pharmaceutical Corporation, 3,000,000 shares of our common stock were issued to Protect Pharmaceutical Corporation.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2017.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

On August 17, 2017, the Board of Directors appointed Una Taylor, the Company Chief Executive Officer, as the Company’s Chief Financial (Accounting) Officer.

Item 6. Exhibits

Exhibit No.	Exhibit Name

2.1(1)	Patent Acquisition Agreement
2.2(1)	Patent Portfolio
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment - Capitalization Change
3.3(1)	Certificate of Amendment - Name Change 2006
3.4(1)	Certificate of Amendment - Name Change 2010
3.5(2) 3.6(1)	Certificate of Amendment – Series A Preferred Stock By-Laws
4.1(1)	Instrument defining rights of holders – Specimen Stock Certificate
4.1(2)	2017 Omnibus Equity Compensation Plan
10.1(3)	Membership Unit Purchase Agreement between Eight Dragons Company and Rocck3r Labs, LLC, dated April 30, 2017.
10.2(4)	Agreement and Plan Of Merger And Reorganization between Eight Dragons Company and Park Roads Solutions, Inc., dated June 1, 2017.
14.1(2)	Financial Code of Ethics
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

(1) Incorporated by reference to the Company registration statement on Form 10 filed with the SEC on June 8, 2010.

(2) Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 24, 2017.

(3 Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 16, 2017.

(4) Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 7, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eight Dragons Company

Date: August 21, 2017	By:	/s/ Una Taylor
Una Taylor
Chief Executive Officer