Form 10-Q
period 2017-09-30
Eight Dragons Co.
filed 2018-01-12
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

EIGHT DRAGONS COMPANY
(Exact name of small business issuer as specified in its charter)

Florida	000-28453	61-1633330
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification Number)

2121 NW 2nd Avenue #203, Miami, FL 33127
 (Address of principal executive offices and zip code)

Phone: (305) 259-6637
(Registrant’s telephone number, including area code)

100 South East Second Street, Miami, Florida 33131

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 93,642,504 Shares of Common Stock, par value $0.0001 per share as of January 12, 2018.

EIGHT DRAGONS COMPANY
Form 10-Q
September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EIGHT DRAGONS COMPANY
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$14,814	$-
Total Current Assets	14,814	-

Loan receivable	17,000	-
Deposit receivable	22,000	-
Receivable from affiliate	121,429	-
Investment in Rock3r Labs, LLC (Note 4)	13,386,826	-

Total Assets	$13,562,069	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$74,051	$7,875
Convertible note payable, net	435,000	-
Notes payable to controlling stockholder	-	1,025,027
Accrued interest payable to controlling stockholder	-	832,800
Total Current Liabilities	509,051	1,865,702

SHAREHOLDERS' DEFICIT:
Preferred stock series A - $0.0001 par value. 50,000,000 shares authorized; 1,000,000 and none issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	37,500	-
Common stock - $0.0001 par value. 100,000,000 shares authorized. 40,953,594 and 362,200 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	4,095	36
Additional paid in capital	83,425,625	31,690,302
Accumulated deficit	(70,414,202)	(33,556,040)
Total Shareholders' Equity (Deficit)	13,053,018	(1,865,702)

Total Liabilities and Shareholders' Equity (Deficit)	$13,562,069	$-

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$7,284	$-

Operating Expenses:
General and administrative expenses	302,118	5,450	34,338,478	36,854
Impairment loss	3,942,400	-	3,942,400	-
Total Operating Expenses	4,244,518	5,450	38,280,878	36,854

Loss from Operations	(4,244,518)	(5,450)	(38,273,594)	(36,854)

Other Income (Expense):
Gain on extinguishment of debt	-	-	1,889,938	-
Interest expense	(130,000)	(21,071)	(474,506)	(70,945)
Total Other Expense	(130,000)	(21,071)	1,415,432	(70,945)

Loss Before Provision for Income Taxes	(4,374,518)	(26,521)	(36,858,162)	(107,799)

Provision for income taxes	-	-	-	-

Net Loss	$(4,374,518)	$(26,521)	$(36,858,162)	$(107,799)

Net Loss per Share of Common Stock Outstanding –
Basic and Diluted	$(0.11)	$(0.07)	$(1.70)	$(0.30)

Weighted-average number of shares outstanding –
Basic and Diluted	40,953,594	362,200	21,668,272	362,200

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Statement Of Changes in Shareholders' Equity (Deficit)
For the Nine Months Ended September 30, 2017
(Unaudited)

					Additional
	Series A Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances at December 31, 2016	-	$-	362,200	$36	$31,690,302	$(33,556,040)	$(1,865,702)

Stock issued in exchange for consulting and professional services	1,000,000	37,500	26,228,403	2,623	33,569,733		33,609,856

Stock issued to purchase investment in Rock3r Labs, LLC	-	-	9,677,208	968	12,385,858		12,386,826

Stock issued to convertible debt holders	-	-	1,355,783	135	1,517,665		1,517,800

Stock issued for debt financing from First Fire Solutions	-	-	250,000	25	319,975		320,000

Stock issued for purchase of Protect Pharmaceutical Solutions	-	-	3,000,000	300	3,839,700		3,840,000

Stock issued for purchase of Park Road Solutions	-	-	80,000	8	102,392		102,400

Net loss	-	-	-	-	-	(36,858,162)	(36,858,162)

Balances at September 30, 2017	1,000,000	$37,500	40,953,594	$4,095	$83,425,625	$(70,414,202)	$13,053,018

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(36,858,162)	$(107,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on the extinguishment of debt	(1,889,938)	-
Preferred stock issued for consulting services	37,500	-
Common stock issued for compensation and consulting services	33,572,356	-
Impairment loss	3,942,400	-
Non-cash interest expense	455,000	-
Bad debt	5,784	-
(Increase) Decrease in:
Accounts receivable	(5,784)	-
Receivable from affiliate	(121,429)	-
Deposit receivable	(22,000)	-
Increase (Decrease) in:
Accrued expense	66,176	(13,810)
Accrued interest payable - controlling stockholder	19,506	70,945
Net cash used in operating activities	(798,591)	(50,664)

Cash Flows from Investing Activities
Investment in Rock3r Labs, LLC	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	-

Cash Flows from Financing Activities
Proceeds from loan from - controlling stockholder	12,605	50,664
Loan Receivable	(17,000)	-
Cash proceeds from notes payable	1,517,800
Proceeds from convertible note payable	300,000	-
Net cash provided by financing activities	1,813,405	50,664

Increase in Cash	14,814	-

Cash at beginning of period	-	-

Cash at end of period	$14,814	$-

Supplemental schedule of non-cash investing and financing activities
Common stock issued for compensation and consulting services	$33,609,856	$-
Stock issued for debt conversion	$1,517,800	$-
Stock issued for acquisition of Park Road Solutions	$102,400	$-
Stock issued for purchase of interest in Protect Pharmaceutical	$3,840,000	$-
Stock issued to purchase interest in Rock3r Labs, LLC	$12,386,826	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EIGHT DRAGONS COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

The Company historically has sought to acquire a variety of technology based companies. Following the completion of the transactions described in the Restructuring Agreement discussed in Note 9, the Company intends to invest in and launch a consulting services organization to implement its recently acquired technology platform to partner with entrepreneurs, strategists, creatives and engineers to design, build and launch organizations.

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented, at closing, approximately 80.2% of the Company’s issued and outstanding shares of Common Stock. The funds for the acquisition were provided by a related party controlled by the former Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, the Company’s former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,939, including $1,037,632 in principal and $852,406 in accrued interest.

On June 1, 2017, the Company, through an Agreement and Plan of Merger and Reorganization, acquired all the equity of Park Road Solutions, Inc. (previously Park Road Solutions, LLC), for a purchase price of 80,000 shares of the Company common stock.

On December 26, 2017, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) with Una Taylor, the former Chief Executive Officer and 33.38% stockholder of the Company, and Rokk3r Labs LLC (“Rokk3r”). The Restructuring Agreement provided for certain transactions as described in Note 9. The transactions contemplated by the Restructuring Agreement (the “Transactions”) closed on December 26, 2017. As a result of the closing of the Transactions, Rokk3r acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r owns 89.41% of the Company’s outstanding shares of common stock. Rokk3r provides consulting services to startup companies and provides resources such as business development, investment, recruitment, legal support, training, toolsets) as well as guidance from entrepreneurs to oversee and align the strategic vision of the company through its life-cycle.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying condensed financial statements of Eight Dragons Co. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments are of a normal recurring nature. Results of operations for the fiscal periods presented are not necessarily indicative of fiscal year-end results.

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included “Investments” in the accompanying balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying statements of operations.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - "Distinguishing Liabilities from Equity".

Convertible Debt

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on July 1, 2017.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2017, potentially dilutive securities consisted of the following:

September 30, 2017
Convertible debt	62,857

Stock-Based Compensation

The cost of all share-based payments to employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The cost of all share-based payments to non-employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values at each reporting date until measurement date occurs, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $36,858,162 for the nine months ended September 30, 2017. The net cash used in operations was $798,591 for the nine months ended September 30, 2017. Additionally, the Company had an accumulated deficit of $70,414,202 at September 30, 2017 and is in default of on its convertible debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. It is the intent of the Company to seek a merger with an existing operating company.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVESTMENTS

On June 30, 2017, as consideration for 6,100,000 shares of Protect Pharmaceutical Corporation (“PRTT”), the Company issued 3,000,000 shares of its common stock to PRTT valued at $3,840,000 or $1.28 per common share. This investment was made to establish a strategic partnership which is intended to provide financial exits for portfolio companies of the Company.  On November 19, 2017, the Company and PRTT entered into a Rescission and Mutual Release Agreement (the “PRTT Rescission Agreement”), pursuant to which the parties rescinded certain transactions between them, and in connection therewith PRTT returned to the Company 3,000,000 shares of its common stock, and the Company returned to PRTT 6,100,000 shares of common stock of PRTT that the Company had acquired in the transactions, and the parties each released each other from any claims one may have had against the other. On September 30, 2017, based on an impairment analysis, the Company wrote off its investment and recorded an impairment loss of $3,840,000.

On April 30, 2017, the Company completed a purchase of 18.72% ownership stake in Rokk3r Labs LLC (“Rokk3r”).  Specifically, the Company purchased a minority non-consolidating interest in Rokk3r, specifically an aggregate of 18.72% of the Member Interests of Rokk3r for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of our common stock valued at $12,386,826 or $1.28 per share. Rokk3r is a venture builder and the world’s first ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. The Company’s management believes that Rokk3r increases value, mitigates risk and helps to remain at the edge of innovation. With a focus on leveraging exponential technologies (e.g., the blockchain, artificial intelligence, and Internet of Things) and implementing new-age methods of raising capital, Rokk3r Labs, we believe, is harnessing the global collective genius to co-build companies that change the world. Currently, we are informed that Rokk3r Labs’ portfolio includes over 40 companies. As a result of the closing of the Transactions (See Note 1 and 9), Rokk3r acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r owns 89.41% of the Company’s outstanding shares of common stock.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). The Firstfire Note was due on October 27, 2017, bears interest of 1% per annum and provides that the Company issue Firstfire 250,000 shares of common stock as additional consideration for the purchase of the Firstfire Note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of 15% per annum from the due date thereof until paid in full. In the event that the Company fails to pay the Principal Amount hereof or interest thereon in full on the Maturity Date, the Company shall be obligated to pay Firstfire an additional $100,000 penalty. The Firstfire Note is convertible into common stock, at Firstfire’s option, at 75% multiplied by the lowest traded price of the Company common during the ten consecutive trading day period immediately preceding the trading day that the Company receives the Notice of Conversion from the Firstfire. The Firstfire Note has limited piggy back registration rights and prepayment provisions attached. The Company paid original issuance cost of $30,000 in connection with this note payable which will be amortized over the term of the note. For the three and nine months ended September 30, 2017 amortization of debt discounts related to this convertible note amounted to $5,000 and $20,000, respectively, which has been included in interest expense on the accompanying condensed statements of operations. This note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $110,000 and a charge to interest expense of $110,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board of Directors adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and reserved 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. No issuances have been made pursuant to the 2017 Omnibus Equity Compensation Plan to date.

Preferred shares

Effective on April 12, 2017, in conjunction with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences including the provision that each share of the Series A Preferred Stock shall have one thousand votes on all matters presented to be voted by the holders of Common Stock. The Series A Preferred Stock is not convertible to Common Stock. On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred Stock to our current control shareholder in consideration for services rendered. In connection with the issuance of the Series A Preferred Stock, the Company recorded stock-based compensation expense of $37,500.

Common shares

On April 28, 2017, as consideration for services, an aggregate of 26,228,403 shares of the Company’s common stock were issued to individuals and entities (including 9,710,295 to the Company’s former Chief Executive Officer, Una Taylor). These shares were valued at $33,572,356, or $1.28 per common share. Accordingly, the Company recorded stock-based compensation and consulting expense of $33,572,356.

In April 2017, upon the assumption of the convertible debentures (see Note 7), certain convertible debentures aggregating $1,517,800 were converted into 1,355,783 shares of the Company’s common stock.

On April 27, 2017, in connection with the Firstfire Note (see Note 5), the Company issued Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note.  The Company valued these shares at $320,000, or $1.28 per common share. In connection with the issuance of these shares, the Company recorded interest expense of $320,000.

On April 30, 2017, the Company purchased a minority non-consolidating interest in Rokk3r, specifically an aggregate of 18.72% of the Member Interests of Rokk3r for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of Company common stock valued at $12,386,826, or $1.28 per common share.

In June 2017, the Company issued 80,000 shares of its Common Stock for an investment in Park Road Solutions. The Company valued these shares at $102,400, or $1.28 per common share. On September 30, 2017, based on an impairment analysis, the Company wrote off its investment and recorded an impairment loss of $102,400.

On June 30, 2017, as consideration for 6,100,000 shares of PRTT, the Company issued 3,000,000 shares of its common stock valued at $3,840,000, or $1.28 per common share.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

NOTE 7 – RELATED-PARTY TRANSACTIONS

On March 13, 2017, a related party controlled by the Chief Executive Officer of the Company completed a private financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of $1,517,800 for the benefit of to be named public entity, now Eight Dragons. Subsequently, effective April 28, 2017, the Company assumed all the convertible debentures arising from this private placement in return for a related party making payments for the benefit of, and at the direction of, the Company in the amount of $1,396,371. Upon the assumption of the convertible debentures, all convertible debentures were converted into 1,355,783 shares of the Company’s common stock. The related party retains an obligation to wire the remaining $121,429 to the Company and thus holds the funds for the benefit of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On August 18, 2017, the Company and Titan Funding, LLC (“Titan Funding”), an affiliate of Ms. Taylor, entered into an Assignment of Limited Partnership Interest (the “Rokk3r Fuel Assignment”) related to the Company’s obligation to acquire limited partnership interests in Rokk3r Fuel Fund 2, LP (“Rokk3r Fuel”).

During August 2017, pursuant to the Rokk3r Fuel Assignment the Company received a total of $268,750 from Titan Funding and paid $200,000 to Rokk3r Fuel during August 2017 leaving a balance due of $68,750. On December 4, 2017, the Company issued 7,500,000 shares of its unregistered common stock in exchange for a release from Rokk3r Fuel for any past or future obligations of the Company to provide funding and a confirmation of Rokk3r Fuel’s intention to contribute approximately $15,000,000 of capital or assets into the operations of the Company over the three years following the date of this agreement.

NOTE 9 – SUBSEQUENT EVENTS

On December 26, 2017, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) with Una Taylor, the former Chief Executive Officer and major stockholder of the Company, and Rokk3r. The Restructuring Agreement provided for certain transactions as described below. The transactions contemplated by the Restructuring Agreement (the “Transactions”) closed on December 26, 2017 (the “Closing Date”). As a result of the closing of the Transactions (the “Closing”), Rokk3r acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r owns 89.41% of the Company’s outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”).

Pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r dated December 26, 2017 (the “Contribution and Assignment Agreement”), Rokk3r contributed to the capital of the Company certain intellectual property assets of Rokk3r in exchange for the issuance to Rokk3r of 74,050,000 shares of unregistered Common Stock. The Contribution and Assignment Agreement was entered into as one of the conditions to the Restructuring Agreement.

The following transactions were completed on the Closing Date in conjunction and as conditions to the Closing:

•
The Company and Eight Dragons Acquisition, LLC (“Eight Dragons LLC”), an affiliate of Ms. Taylor, rescinded certain transactions between the Company and Eight Dragons LLC, and in connection therewith Eight Dragons LLC returned to the Company 290,500 shares of Common Stock, for no additional consideration.

•
The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company 9,710,295 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, of the Company, for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into that certain Rescission Agreement (the “Taylor Rescission Agreement”).

Pursuant to the Restructuring Agreement, the Company agreed that, following the Closing and until January 31, 2019 (the “Deadline”), Ms. Taylor will have the right to elect to have the Company issue to Ms. Taylor either (i) an option to acquire 4,000,000 shares of Common Stock, which option will be at a strike price of $0.0001 per share of Common Stock, and which option will be exercisable for a period of 16 months from the issuance thereof or (ii) 4,000,000 shares of Common Stock. The number of options or shares of Common Stock to be issued is subject to adjustment and possible return to the Company as set forth in the Restructuring Agreement. In the event that Ms. Taylor has not made such election on or prior to the Deadline, the rights of Ms. Taylor to receive the options or shares will be automatically forfeited. The Company has also agreed to grant Ms. Taylor customary registration rights with respect to the shares of Common Stock as may be obtained by Ms. Taylor as described above. Ms. Taylor’s rights to receive the shares or options, and Ms. Taylor’s registration rights, may be assigned by Ms. Taylor to (i) any entity which is 100% owned and controlled by Ms. Taylor; or (ii) any entity that is owned and controlled 80% by Taylor and 20% by Titan Funding, LLC, an affiliate of Ms. Taylor, subject, in the case of this subclause (ii) only, to the reasonable approval of the Company.

Pursuant to the terms of the Restructuring Agreement, Ms. Taylor and Theodore Faison resigned from all positions with the Company held by them effective as of the Closing Date. In addition, the Company appointed to the board of directors Nabyl Charania, German Montoya and Jeff Ransdell appointed Mr. Charania as the Chief Executive Officer and Principal Accounting Officer of the Company.

In connection with the Restructuring Agreement, the Company, Rokk3r and Ms. Taylor also entered into a Release Agreement (the “Release Agreement”), pursuant to which each party released the others and each of their respective predecessors, successors, assigns, heirs, representatives, agents and all related parties from all claims of any type that any such party may have had or may have in the future, to the extent that those claims arose, may have arisen, or are based on events which occurred at any point in the past up to and including December 26, 2017, other than any claims arising from the Restructuring Agreement.

Prior to the execution of the Restructuring Agreement, the Company had undertaken certain additional actions in contemplation of the actions under the Restructuring Agreement, which actions were required by Rokk3r in order for Rokk3r’s agreement to enter into the Restructuring Agreement. Specifically:

•
On November 19, 2017, the Company and Protect Pharmaceuticals Corporation (“PRTT”) entered into a Rescission and Mutual Release Agreement (the “PRTT Rescission Agreement”), pursuant to which the parties rescinded certain transactions between them, and in connection therewith PRTT returned to the Company 3,000,000 shares of Common Stock, and the Company returned to PRTT 6,100,000 shares of common stock of PRTT that the Company had acquired in the transactions, and the parties each released each other from any claims one may have had against the other.

•
On November 21, 2017, the Company and Trident capX Corporation (“Trident”) entered into a Stock Redemption and Release Agreement (the “Trident Redemption Agreement”), pursuant to which the Company redeemed 9,710,295 shares of Common Stock from Trident for a total consideration of $1.00, and wherein the parties each released each other from any claims one may have had against the other.

•
On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel (“GP”) entered into a Stock Issuance and Release Agreement (the “Stock Issuance Agreement”), pursuant to which Rokk3r Fuel and GP released the Company from certain claims that Rokk3r Fuel and GP may have had against the Company due to a previous subscription that the Company had made for an investment in Rokk3r Fuel, but which the Company had not completed, in return for the issuance to Rokk3r Fuel of 7,500,000 shares of Common Stock, which issuance was completed on December 4, 2017. The Stock Issuance and Release Agreement also provides that the Company similarly releases its claims against Rokk3r Fuel and GP, and recites that it is the intention of Rokk3r Fuel to contribute approximately $15 million of capital or assets to the Company in the upcoming three years. However, there is no binding obligation on Rokk3r Fuel to make any such contribution and there can be no assurance that it will occur, or of the terms, conditions or timing thereof.

Subsequent to September 30, 2017, the Company cancelled 6,150,000 shares of its Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

Eight Dragons Company (the “Company”) historically has sought to acquire a variety of technology based companies. Following the completion of the transactions described in the December 26, 2017 Restructuring Agreement entered into among the Company, Una Taylor, the former Chief Executive Officer and major stockholder of the Company, and Rokk3r Labs LLC (“Rokk3r”) discussed below (the “Restructuring Agreement”), the Company intends to invest in and launch a consulting services organization to implement its recently acquired technology platform to partner with entrepreneurs, strategists, creatives and engineers to design, build and launch organizations. The Company’s methodology is expected to span the genesis through ongoing cultivation of startup companies and provide additional resources (business development, investment, recruitment, legal support, training, toolsets) as well as guidance from experienced entrepreneurs whose prime objective will be to oversee and align the strategic vision of the cell through its life-cycle as a company.

Recent Events

On June 1, 2017, the Company acquired all the equity of Park Road Solutions, Inc. (previously Park Road Solutions, LLC) in exchange for 80,000 shares of the Company’s unregistered common stock.  Current management is evaluating alternatives for this company and its planned business.

On June 30, 2017, the Company acquired 6,100,000 shares of Protect Pharmaceutical Corporation (“PPC”) in exchange for 3,000,000 shares of the Company’s unregistered common stock. This investment was made to establish a strategic partnership which was intended to provide financial exits for portfolio companies of the Company. On November 14, 2017 (the “Rescission Date”), the Company and PRC rescinded the June 30, 2017 transaction whereby the parties agreed that the issuance of 3,000,000 shares of the Company’s common stock would be cancelled and the Company would return the 6,100,000 shares of PPC as of the Rescission Date.

On August 18, 2017, the Company and Titan Funding, LLC (“Titan Funding”), an unrelated third party, entered into an Assignment of Limited Partnership Interest (the “Rokk3r Fuel Assignment”) related to the Company’s obligation to acquire limited partnership interests in Rokk3r Fuel Fund 2, LP (“Rokk3r Fuel”).

During August 2017, pursuant to the Rokk3r Fuel Assignment, the Company received a total of $268,750 from Titan Funding and paid $200,000 to Rokk3r Fuel during the quarter ended September 30, 2017 leaving a balance due of $68,750. On December 4, 2017, the Company issued 7,500,000 shares of its unregistered common stock in exchange for a release from Rokk3r Fuel for any past or future obligations of the Company to provide funding and a confirmation of Rokk3r Fuel’s intention to contribute approximately $15,000,000 of capital or assets into the operations of the Company over the three years following the date of this agreement.

On November 21, 2017, the Company and Trident capX Corporation (“Trident”) entered into a Stock Redemption and Release Agreement (the “Trident Redemption Agreement”), pursuant to which the Company redeemed 9,710,295 shares of Common Stock from Trident for a total consideration of $1.00, and wherein the parties each released each other from any claims one may have had against the other.

On December 26, 2017, the Company entered into and closed on the transactions set forth in the Restructuring Agreement. As a result of the closing of these transactions, Rokk3r acquired control of the Company from Ms. Taylor. Following the closing, Rokk3r owned approximately 89.41% of the Company’s outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”).

Pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r dated December 26, 2017 (the “Contribution and Assignment Agreement”), Rokk3r contributed to the capital of the Company certain intellectual property assets of Rokk3r in exchange for the issuance to Rokk3r of 74,050,000 shares of unregistered Common Stock. The Contribution and Assignment Agreement was entered into as one of the conditions to the Restructuring Agreement.

The following transactions were completed on the Closing Date in conjunction and as conditions to the Closing:

•
The Company and Eight Dragons Acquisition, LLC (“Eight Dragons LLC”), an affiliate of Ms. Taylor, rescinded certain transactions between the Company and Eight Dragons LLC, and in connection therewith Eight Dragons LLC returned to the Company 290,500 shares of Common Stock, for no additional consideration.

•
The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company 9,710,295 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, of the Company, for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into that certain Rescission Agreement (the “Taylor Rescission Agreement”).

Pursuant to the Restructuring Agreement, the Company agreed that, following the Closing and until January 31, 2019 (the “Deadline”), Ms. Taylor will have the right to elect to have the Company issue to Ms. Taylor either (i) an option to acquire 4,000,000 shares of Common Stock, which option will be at a strike price of $0.0001 per share of Common Stock, and which option will be exercisable for a period of 16 months from the issuance thereof or (ii) 4,000,000 shares of Common Stock. The number of options or shares of Common Stock to be issued is subject to adjustment and possible return to the Company as set forth in the Restructuring Agreement. In the event that Ms. Taylor has not made such election on or prior to the Deadline, the rights of Ms. Taylor to receive the options or shares will be automatically forfeited. The Company has also agreed to grant Ms. Taylor customary registration rights with respect to the shares of Common Stock as may be obtained by Ms. Taylor as described above. Ms. Taylor’s rights to receive the shares or options, and Ms. Taylor’s registration rights, may be assigned by Ms. Taylor to (i) any entity which is 100% owned and controlled by Ms. Taylor; or (ii) any entity that is owned and controlled 80% by Taylor and 20% by Titan Funding, LLC, subject, in the case of this subclause (ii) only, to the reasonable approval of the Company.

Pursuant to the terms of the Restructuring Agreement, Ms. Taylor and Theodore Faison resigned from all positions with the Company held by them effective as of the Closing Date. In addition, the Company appointed to the board of directors Nabyl Charania, German Montoya and Jeff Ransdell appointed Mr. Charania as the Chief Executive Officer and Principal Accounting Officer of the Company.

In connection with the Restructuring Agreement, the Company, Rokk3r and Ms. Taylor also entered into a Release Agreement (the “Release Agreement”), pursuant to which each party released the others and each of their respective predecessors, successors, assigns, heirs, representatives, agents and all related parties from all claims of any type that any such party may have had or may have in the future, to the extent that those claims arose, may have arisen, or are based on events which occurred at any point in the past up to and including December 26, 2017, other than any claims arising from the Restructuring Agreement.

Subsequent to September 30, 2017, the Company cancelled 6,150,000 shares of its Common Stock.

Results of Operations

Three and Nine Months Ended September 30, 2017 compared to Three and Nine Months Ended September 30, 2016.

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue. We did not generate revenues during the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, we recorded revenue of $7,284 and $0, respectively.

Operating Expenses. For the three months ended September 30, 2017, we incurred operating expenses in the amount of $4,244,518 compared to $5,450 for the three months ended September 30, 2016, an increase of $4,239,068. The increase was attributable to an increase in professional fees of $56,698, the recording of impairment losses of $3,942,400, and increase in general and administrative expenses of $239,970. For the nine months ended September 30, 2017, we incurred operating expenses in the amount of $38,280,878 compared to $36,854 for the nine months ended September 30, 2016, an increase of $38,244,024. The increase was attributable to an increase in professional fees of approximately $215,000, the recording of stock-based compensation and consulting fees of $33,609,856, the recording of impairment losses of $3,942,400, and increase in general and administrative expenses of approximately $477,000.

Loss from Operations. For the three months ended September 30, 2017, we incurred a loss from operations in the amount of $4,244,518 compared to $26,521 for the three months ended September 30, 2016, an increase of $4,239,068. For the nine months ended September 30, 2017, we incurred a loss from operations in the amount of $38,273,594 compared to $36,854 for the nine months ended September 30, 2016, an increase of $38,236,740.

Other Expense. We incurred other expenses for the three months ended September 30, 2017 in the amount of $130,000 compared to $21,071 for the three months ended September 30, 2016, an increase of $108,959 or 517.0%. The increase was attributable to an increase in interest expense related to convertible debt. We incurred other income for the nine months ended September 30, 2017 in the amount of $1,415,432 compared to other expenses $(70,945) for the nine months ended September 30, 2016, an change of $1,486,377. For the nine months ended September 30, 2017, we recorded a gain of $1,889,938 from the extinguishment of debt compared to $0 for the nine months ended September 30, 2016. Additionally, for the nine months ended September 30, 2017, we recorded interest expense of $474,506 compared to $70,945 for the nine months ended September 30, 2016, an increase of $403,561, or 568.8%.

Net Loss. We incurred a net loss for the three months ended September 30, 2017 in the amount of $4,374,518, or $0.11 per common share, compared to $26,521, or $.07 per common share, for the three months ended September 30, 2016, an increase of $4,347,997.  We incurred a net loss for the nine months ended September 30, 2017 in the amount of $36,858,162, or $1.70 per common share, compared to $107,799, or $0.30 per common share, for the nine months ended September 30, 2016, an increase of $36,750,363. The increases were attributable to an increase in loss from operations and other income (expense) as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2017, working capital deficit amounted to $494,237, a decrease of $1,371,465 of working capital deficit as compared to working capital deficit of $1,865,702 as of December 31, 2016. This decrease in working capital deficit is primarily a result of the extinguishment of debt of $1,857,827 offset by an increase in convertible debt of $435,000.

For the nine months ended September 30, 2017, net cash used in operating activities amounted to $798,591 as compared to net cash used in operating activities for the nine months ended September 30, 2016 of $50,664.

For the nine months ended September 30, 2017, net cash flows used in investing activities amounted to $1,000,000 as compared to $0 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we used cash to acquire an interest in Rokk3r Labs, LLC.

For the nine months ended September 30, 2017, net cash flow provided by financing activities amounted to $1,813,405 as compared to net cash flow from financing activities for the nine months ended September 30, 2016 of $50,664. During the nine months ended September 30, 2017, we received proceeds from notes of $1,517,800, received proceeds of $300,000 from convertible debt, and received proceeds from advances from related party of $12,605. During the nine months ended September 30, 2016, we received proceeds from advances from related party of $50,664

We do not have sufficient resources to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholders to provide or loan us funds to meet our working capital needs.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $36,858,162 and $107,799 for the nine months ended September 30, 2017 and 2016, respectively. The net cash used by operations was $798,591 for the nine months ended September 30, 2017. Additionally, we are in default on our convertible debt and have no ongoing business operations other than the recently completed acquisition of assets from Rokk3r discussed above and are seeking new business opportunities and acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity, from related party working capital advances, and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, we expect that we will need to curtail our operations. The Company’s financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2017, we have no off-balance sheet arrangements.

Critical Accounting Estimates

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2017:

1)
We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We did not maintain appropriate segregation of duties. As of September 30, 2017, the Company did not require dual signature on the Company’s bank accounts.

3)
We have not implemented policies and procedures that provide for multiple levels of supervision and review. During the nine months ended September 30, 2017, Una Taylor, our former Chief Executive Officer and Chief Financial Officer, performed all accounting and reporting duties and there was no supervision and review. Currently, we use an accounting services provider to assist us with bookkeeping and financial reporting

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent to September 30, 2017, the Company cancelled 6,150,000 shares of its Common Stock.

ITEM 6. EXHIBITS

a) Exhibits

2.1
Agreement and Plan of Merger and Reorganization between Eight Dragons Company and Park Roads Solutions, Inc., dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).

3.1(a)	Articles of Incorporation (Incorporated by reference to Exhibit 3.i(1) to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2007).

3.1(b)
Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 12, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2017).

10.1+	2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2017).

10.2
Membership Unit Purchase Agreement between Eight Dragons Company and Rokk3r Labs LLC dated April 30, 2017 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on May 16, 2017).

10.3
Restructuring Agreement, dated as of December 26, 2017 by and between the Company, Una Taylor and Rokk3r Labs LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.4
Asset and Intellectual Property Contribution and Assignment Agreement dated as of December 26, 2017 by and between Rokk3r Labs LLC and Eight Dragons Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.5
Rescission and Mutual Release Agreement dated as of December 26, 2017 by and between the Company and Una Taylor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.6
Release Agreement dated as of December 26, 2017 by and between Eight Dragons Company, Una Taylor and Rokk3r Labs LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.7
Rescission and Mutual Release Agreement, dated as of November 19, 2017 by and between Eight Dragons Company and Protect Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.8
Stock Redemption and Release Agreement dated as of November 21, 2017 by and between Eight Dragons Company and Trident capX Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.9
Stock Issuance and Release Agreement dated as of December 4, 2017 by and between Eight Dragons Company, Rokk3r Fuel Fund 2, LP and Rokk3r Fund Fuel 2 GP, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.]

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.
* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eight Dragons Company

Date: January 12, 2018	By:	/s/ Nabyl Charania
Nabyl Charania President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)