Form 10-K
period 2017-12-31
Rokk3r Inc.
filed 2018-04-17
CIK 1100778

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28453

ROKK3R INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2610236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 NW 2nd Avenue #203, Miami, Florida	33127
(Address of principal executive offices)	(Zip Code)

(305) 259-6637
(Registrant’s telephone number, including area code)

Eight Dragons Company
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $22,886,052 based on the average bid price and asked price per share of the Common Stock as quoted on the OTCQB on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017).

As of April 11, 2018, there were 98,442,100 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that investors should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

The Company

Rokk3r Inc. (“we”, “us”, the “Company”, or “Rokk3r”) is incorporated in the State of Nevada.

Our Services and the Rokk3r Ecosystem

We provide a suite of services that is a hybrid network of human and machine intelligence systems, enabling early stage startup technology companies and existing businesses to develop new products and businesses in a frictionless, accelerated and comprehensive way.  Our services are designed to leverage exponential technologies to rapidly accelerate and shape industries. These exponential technologies include artificial intelligence (AI), augmented and virtual reality (AR, VR), blockchain (decentralized ledger technologies), data science, digital biology and biotech, machine learning, nanotech, robotics and sensors. By taking into account modern economic theories (abundance), exponential organizations (ExOs) factors, exponential technologies, increased global connectivity, and the rise of a collective global genius, we seek to optimize rates of success in company building and product development by offering a broader range of essential services in one place. We provide these services to allow our clients to focus on the creative aspects of building a business or creating new products and relieve them with the burden of developing an operational and development infrastructure.

The Rokk3r Ecosystem is being designed to provide our clients with global access to education, idea validation, team creation and experts who collaborate to build ventures (a process we call crowd building) and position them for potential future growth.  Physical locations we are calling “Rokk3r Hubs” are planned for launch in select emerging and established economies that we believe will enable entrepreneurs, investors and talent to participate in the expected growth of our clients’ businesses.

Our Market

A rise in the number of people connected to the internet from 3 billion to 6 billion over the next 5 to 10 years is projected to lead to trillions of dollars of online commerce. These increases have led to a new breed of visionaries, designers, developers and creators who are seeking to leverage exponential technologies to build companies who develop new software applications, products and business solutions to address global needs.

We believe that the solutions to the world’s most pressing challenges lie in the intersection of exponential technologies. That is, when two or more of these technologies are used in combination to attack a persistent challenge, the possibility of developing a sustainable solution becomes much more likely.

For example, consider a potential healthcare solution that leverages machine learning, public health records, and individual genetic profiles to help prevent heart disease. Or, consider another solution that might use personal health records, a new biosensor, and the data from smartphones to predict the presence of cancer. These are the types of solutions we are trying to enable through the innovation and learning platform we provide.

Furthermore, it is well known that a high percentage of entrepreneurs fail, with reasons running from inability to find product market fit, to not being able to recruit the appropriate talent to not receiving funding at the right time.  We believe that the infrastructure for entrepreneurs who seek to develop new technologies does not match up with the demand for new applications. Yesteryear solutions of leveraging close contacts to get work done and raising funds from family and friends when it really matters is not always effective.  Even in today’s hyper-connected world, we believe innovation is hampered by where you are, the lack of access to investors, mentors, technology resources and access to the global economy. We believe these limitations create a need for an infrastructure and ecosystem that provides an overall, global entrepreneurial solution. A limitation addressed by our Rokk3r Ecosystem.

Our Marketing Efforts and Plans

Our goal is to make it possible for anyone, anywhere to participate in our public-market based, blockchain-driven, exponential company building ecosystem. We plan to unlock the process of company building and have been actively marketing our advisory services in the U.S., Latin America and the U.K. to meet the needs of this market. We expect to add new consulting clients through these enhanced marketing efforts coupled with increasing demand from U.S. based technology companies seeking our services. We will continue to focus our efforts on companies that utilize technology in their software applications, business process or products that fulfill a need in daily living. We believe these companies have the greatest potential for growth and profitability and are in need of business development services and capital.

Our marketing efforts include sponsoring trade symposiums, investment forums, formation of strategic alliances with industry and trade associations and educational institutions and our presence on the Internet.

Principal Suppliers

We believe we will have adequate access to a qualified development team for the services we are offering.

Competition

The services we offer compete with the services offered by entities and individuals seeking to take advantage of the growing need of companies seeking management advice in order to develop new products and technologies and obtain access to U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the sheer numbers of companies and individuals seeking to expand or develop new products and technologies, we believe it is difficult for early stage companies to convert ideas into products or businesses, attract interest in the financial community, make acquisitions and increase revenues and profitability.  We believe our company is well positioned to assist these early stage companies.

Government Regulation

We believe we are in substantial compliance with all governmental regulations applicable to our business. We will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources will include outside technology providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Patents and Trademarks

We do not own any patents or trademarks.

Employees

As of March 31, 2018, we have no full-time employees. However, our controlling shareholder, Rokk3r Labs, provides us with the services of its employees, contractors and third-party software developers on an as-needed basis pursuant to a Collaboration Agreement. See Item 13.

Our Corporate History and Recent Developments

On March 23, 2018, we changed our name to Rokk3r Inc. (the “Name Change”) in order to reflect our current business of providing consulting services and related value generating strategies. The Name Change was effected through a parent-subsidiary short-form merger (the “Merger”) between the Company and its wholly owned subsidiary, Rokk3r Inc., a Nevada corporation pursuant to Nevada Revised Statutes 92A.180.

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented, at closing, approximately 80.2% of our then issued and outstanding shares of Common Stock. The funds for the acquisition were provided by a related party controlled by the former Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, our former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on our Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,939 including $1,037,632 in principal and $852,406 in accrued interest.

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs LLC (“Rokk3r Labs”) for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the Transactions (See Note 1 to the financial statements included elsewhere in this report), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of our outstanding shares of common stock.

On December 26, 2017, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) with Una Taylor, the former Chief Executive Officer and 33.38% stockholder of the Company, and Rokk3r Labs LLC (“Rokk3r Labs”). The transactions contemplated by the Restructuring Agreement (the “Transactions”) closed on December 26, 2017. As a result of the closing of the Transactions, Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of our outstanding shares of common stock. Rokk3r Labs provides consulting services to startup companies and provides resources such as business development, investment, recruitment, legal support, training, toolsets) as well as guidance from entrepreneurs to oversee and align the strategic vision of the company through its life-cycle.

On March 8, 2018, we filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 will be common stock, par value $0.0001 per share (the “Common Stock”) and 50,000,000 will be preferred stock, par value $0.0001 per share (the “Preferred Stock”).

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 2121 NW 2nd Avenue #203, Miami, Florida 33127. We occupy a portion of this space pursuant to an oral, month to month arrangement with Rokk3r Labs who leases a total of 5,861square feet of office space. The lease expires on September 30, 2021.

ITEM 3. LEGAL PROCEEDINGS

Press Media Group, Inc.

On March 9, 2018, the Company and Rokk3r Labs LLC (“Rokk3r Labs,” and collectively, the “Plaintiffs”) filed a complaint against Press Media Group Inc., a Delaware corporation (“Press Media”), and Alberto Marzan, the founder and Chief Executive Officer of Press Media (collectively, the “Defendants”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2018-007600-CA-01 CA08) (the “Rokk3r Complaint”). The complaint seeks relief for anticipatory breach of contract and declaratory judgement and alleges that the Defendants breached a joint venture agreement (the “JV Agreement”) pursuant to which the Company and the Defendants agreed to use their respective know-how and resources to acquire Afrostream Inc., a third-party company by failing to repay a $35,000 loan. The complaint seeks relief for fraudulent concealment and alleges that while the Company fulfilled its obligations under the JV Agreement by using their best efforts to procure funding for the acquisition and loaning $35,000 to Press Media for such purpose, the Defendants thwarted the deal by failing to provide the necessary due diligence and failing to disclose to the Company and potential investors Mr. Marzan’s criminal history as a convicted felon and accusations against him for insurance fraud. The complaint ultimately seeks relief in the form of: (i) damages incurred as a result of Mr. Marzan’s fraudulent concealment and failure to repay loans of at least $35,000; (ii) an award of attorneys’ fees, costs and disbursements; (iii) a declaration that Plaintiffs are not liable to Press Media in tort or contract; and (iv) an award of further relief as deemed just and proper.

On March 16, 2018, Press Media filed a separate complaint against the Company and Rokk3r Labs in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida  (the “Press Media Complaint”). The Press Media Complaint alleges Breach of Contract, Breach of Fiduciary Duty, Fraud in the Inducement, existence of a Quasi-Contract, and Aiding and Abetting all of which stem from or relate to the JV Agreement. Based on applicable rules of civil procedure, we expect that the Press Media Complaint will be transferred to the judge assigned to the Rokk3r Complaint, and Press Media will have to bring their claims as counterclaims to the Rokk3r Complaint and the two cases will be consolidated with our company being the plaintiff.

The lawsuit is in its early stages and no discovery has been commenced.  We believe that our claims are meritorious and intend to vigorously pursue them against the Defendants.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC PINK tier of the OTC Markets Group. The trading symbol for our common stock is EDRG. Trading of our common stock is limited and sporadic. There can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2017 and 2016. This information was obtained from the OTC Markets and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low

Fiscal Year 2017
December 31, 2017	$7.00	$1.00
September 30, 2017	$10.00	$7.00
June 30, 2017	$12.00	$7.00
March 31, 2017	$10.50	$5.50

Fiscal Year 2016
December 31, 2016	$1.50	$1.34
September 30, 2016	$1.25	$1.02
June 30, 2016	$1.25	$0.75
March 31, 2016	$1.00	$0.75

As of April 11, 2018, there were approximately 635 record holders, and an unknown number of additional holders whose stock is held in “street name.”

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In April 2017, upon the assumption of the convertible debentures, certain convertible debentures aggregating $1,517,800 were converted into 1,355,783 shares of common stock.

On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred Stock to Una Taylor, our former Chief Executive Officer in consideration for services rendered.

On April 30, 2017, the Company purchased a minority non-consolidating interest in Rokk3r, specifically an aggregate of 18.72% of the Member Interests of Rokk3r for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of common stock valued at $12,386,826, or $1.28 per common share.

In June 2017, the Company issued 80,000 shares of its Common Stock for an investment in Park Road Solutions. The Company valued these shares at $102,400, or $1.28 per common share. On September 30, 2017, based on an impairment analysis, the Company wrote off its investment and recorded an impairment loss of $102,400.

On June 30, 2017, as consideration for 6,100,000 shares of Protect Pharmaceutical Corporation (“PRTT”), the Company issued 3,000,000 shares of common stock valued at $3,840,000, or $1.28 per share. On November 19, 2017, the Company and PRTT entered into a Rescission and Mutual Release Agreement (the “PRTT Rescission Agreement”), pursuant to which the parties rescinded certain transactions between them, and in connection therewith PRTT returned to the Company 3,000,000 shares of its common stock, and the Company returned to PRTT 6,100,000 shares of common stock of PRTT that the Company had acquired in the transactions, and the parties each released each other from any claims one may have had against the other. On September 30, 2017, based on an impairment analysis, the Company wrote off its investment and recorded an impairment loss of $3,840,000.

On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire, pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000 for the principal amount of the promissory note issued by the Company to Firstfire on Firstfire Note, plus $100,000 as set forth in section 3.1 in the Firstfire Note, plus default interest of 15% annually (the “Settlement Amount”) as provided for in the Firstfire Note.

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the Company and Firstfire upon execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note are now governed by and have been replaced by the Company’s obligations under the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock, $0.0001 par value (the “Common Stock”) upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

In connection with the original issuance of the Firstfire Note, on June 5, 2017, the Company issued 250,000 shares of the Company’s common stock to Firstfire. Additional tranche requests shall be made as requested by Firstfire until the Firstfire Settlement Amount is paid in full.

On December 4, 2017, the Company and Rokk3r Fuel Fund 2, LP (“RFF”) and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of RFF (“GP”) entered into a Stock Issuance and Release Agreement, pursuant to which RFF and GP released the Company from certain claims that RFF and GP may have had against the Company due to a previously subscription that the Company had made for an investment in RFF, but which the Company had not completed, in return for the issuance to RFF of 7,500,000 shares of Common Stock, which issuance was completed on December 4, 2017. The Stock Issuance and Release Agreement also provides that the Company similarly releases its claims against RFF and GP, and recites that it is the intention of RFF to contribute approximately $5 million of capital or assets to the Company in the upcoming three years. However, there is no binding obligation on RFF to make any such contribution and there can be assurance that it will occur, or of the terms, conditions or timing thereof.

Effective as of June 30, 2017, the Company entered into an amendment to the DreamFu Convertible Debentures with the Purchasers whereby the Company agreed to issue an aggregate of 1,185,783 shares of its unregistered common stock in satisfaction of any additional conversion rights of each of the respective Purchasers and in full satisfaction of the obligations of the Company and DreamFu under the DreamFu Convertible Debenture.

Pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r Labs dated December 26, 2017 (the “Contribution and Assignment Agreement”), Rokk3r Labs contributed to the capital of the Company certain intellectual property assets of Rokk3r Labs in exchange for the issuance to Rokk3r Labs of 74,050,000 shares of the Company’s unregistered Common Stock. The Contribution and Assignment Agreement was entered into as one of the conditions to the Restructuring Agreement. The Company determined that the contributed intellectual properties had no value.

The offer, sale or issuance of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D and with respect to the securities issued to or to be issued to Firstfire, Section 3(a)(10) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

•	“fiscal year2016” – January 1, 2016 through December 31, 2016

•	“fiscal year 2017” – January 1, 2017 through December 31, 2017

The Company

We were formerly known as Eight Dragons Company, a Nevada corporation. Our predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, we changed our name to Rokk3r Inc. In connection with this name change, we will be assigned a new CUSIP number and trading symbol for our common stock which trades on the OTC Pink tier of OTC Markets Group Inc. We have submitted the requisite documents and other information to the Financial Industry Regulatory Authority, Inc. (“FINRA”) to process this name change and have requested a new trading symbol. The name change was done to reflect our current business of providing consulting services and related value generating strategies which we commenced following the recently acquired technology platform from Rokk3r Labs, LLC (“Rokk3r Labs”), our controlling shareholder, as part of the transactions described in the Restructuring Agreement discussed below. This technology will allow us to partner with entrepreneurs, strategists, creatives and engineers to design, build and launch organizations. We historically sought to acquire a variety of technology based companies although we have had no operations, significant assets or liabilities since 2000.

Recent Developments

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented, at closing, approximately 80.2% of our issued and outstanding shares of Common Stock. The funds for the acquisition were provided by a related party controlled by the former Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, our former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on our Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,939, including $1,037,632 in principal and $852,406 in accrued interest.

On June 1, 2017, the Company, Eight Dragons Acquisition I, Inc., Park Road Solutions, Inc. (“Park Road”) and Jordan Fishman ostensibly signed an Agreement and Plan of Merger and Reorganization (the “Park Road Merger Agreement”) to acquire all of the issued and outstanding common shares of Park Road from Mr. Fishman in exchange for 80,000 shares of the Company’s common stock (the “Park Road Acquisition”). The Company rescinded the Park Road Merger Agreement, ab initio, due to, among other things, its legal insufficiency, a lack of consideration on the part of Mr. Fishman and Park Road and their failure to fulfill their obligations of as provided for in the Merger Agreement. Mr. Fishman has disputed the Company’s right to rescind the Park Road Merger Agreement, seeks issuance of 1,150,000 shares of the Company’s common stock without providing any legal basis for such issuance and demanded reimbursement of $36,626 for services and expenses ostensibly advanced for the benefit of Park Road. The Company believes its right to rescind the Park Road Acquisition and disputes the other demands of Mr. Fishman is meritorious and intend to vigorously defend the Company’s rights against Mr. Fishman.

On June 30, 2017, the Company acquired 6,100,000 shares of Protect Pharmaceutical Corporation (“PRTT”) in exchange for 3,000,000 shares of the Company’s unregistered common stock. This investment was made to establish a strategic partnership which was intended to provide financial exits for portfolio companies of the Company. On November 14, 2017 (the “Rescission Date”), the Company and PPC rescinded the June 30, 2017 transaction whereby the parties agreed that the issuance of 3,000,000 shares of the Company’s common stock would be cancelled and the Company would return the 6,100,000 shares of PRTT as of the Rescission Date.

On August 18, 2017, the Company and Titan Funding, LLC (“Titan Funding”), an unrelated third party, entered into an Assignment of Limited Partnership Interest (the “Rokk3r Fuel Assignment”) related to the Company’s obligation to acquire limited partnership interests in Rokk3r Fuel Fund 2, LP (“Rokk3r Fuel”).

During August 2017, pursuant to the Rokk3r Fuel Assignment, the Company received a total of $268,750 from Titan Funding and paid $200,000 to Rokk3r Fuel during the quarter ended September 30, 2017 leaving a balance due of $68,750. On December 4, 2017, the Company issued 7,500,000 shares of its unregistered common stock in exchange for a release from Rokk3r Fuel for any past or future obligations of the Company to provide funding and a confirmation of Rokk3r Fuel’s intention to contribute approximately $5,000,000 of capital or assets into the operations of the Company over the three years following the date of this agreement.

On November 21, 2017, the Company and Trident capX Corporation (“Trident”) entered into a Stock Redemption and Release Agreement (the “Trident Redemption Agreement”), pursuant to which the Company redeemed 9,710,295 shares of Common Stock from Trident for a total consideration of $1.00, and wherein the parties each released each other from any claims one may have had against the other.

On December 26, 2017, the Company entered into and closed on the transactions set forth in the Restructuring Agreement. As a result of the closing of these transactions, Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the closing, Rokk3r Labs owned approximately 89.41% of the Company’s outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”).

Pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r Labs dated December 26, 2017 (the “Contribution and Assignment Agreement”), Rokk3r Labs contributed to the capital of the Company certain intellectual property assets of Rokk3r Labs in exchange for the issuance to Rokk3r Labs of 74,050,000 shares of unregistered Common Stock. The Contribution and Assignment Agreement was entered into as one of the conditions to the Restructuring Agreement.

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

Pursuant to the terms of the Restructuring Agreement, Ms. Taylor and Theodore Faison resigned from all positions with the Company held by them effective as of the Closing Date. In addition, the Company appointed to the board of directors Nabyl Charania, German Montoya and Jeff Ransdell appointed Mr. Charania as the Chief Executive Officer and Chief Financial Officer of the Company.

In connection with the Restructuring Agreement, the Company, Rokk3r Labs and Ms. Taylor also entered into a Release Agreement (the “Release Agreement”), pursuant to which each party released the others and each of their respective predecessors, successors, assigns, heirs, representatives, agents and all related parties from all claims of any type that any such party may have had or may have in the future, to the extent that those claims arose, may have arisen, or are based on events which occurred at any point in the past up to and including December 26, 2017, other than any claims arising from the Restructuring Agreement.

In December 2017, the Company cancelled 6,150,000 shares of its Common Stock.

On March 8, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 will be common stock, par value $0.0001 per share (the “Common Stock”) and 50,000,000 will be preferred stock, par value $0.0001 per share (the “Preferred Stock”).

On March 23, 2018, we changed our name to Rokk3r Inc. (the “Name Change”) in order to reflect our current business of providing consulting services and related value generating strategies. The Name Change was effected through a parent-subsidiary short-form merger (the “Merger”) between the Company and its wholly owned subsidiary, Rokk3r Inc., a Nevada corporation pursuant to Nevada Revised Statutes 92A.180. We are in the process of seeking the approval of the Financial Industry Regulatory Authority, Inc. (“FINRA”) to change our trading symbol and approve the corporate name change.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $0 and $0 for the fiscal years ended December 31, 2017 and December 31, 2016, respectively.

Operating Expenses

For the year ended December 31, 2017, we incurred operating expenses in the amount of $39,195,399 compared to $49,520 for the year ended December 31, 2016, an increase of $39,145,879. The increase was attributable to an increase in compensation expense of $12,687,607 primarily attributable to an increase in stock-based compensation of $12,466,678, an increase in consulting fees of $13,499,969 primarily attributable to an increase in stock-based consulting fees of $13,271,178, an increase in professional fees of $123,740, an increase in general and administrative expenses of $395,337 and the recording of an impairment loss of $12,489,226. Certain transactions that gave rise to the stock-based compensation were rescinded or otherwise terminated without any additional expense to the Company.

Other Income (Expenses)

We incurred other income for the year ended December 31, 2017 in the amount of $1,297,114 compared to other expenses of $(95,437) for the year ended December 31, 2016, an increase of $1,392,551. For the year ended December 31, 2017, we recorded a gain of $1,889,938 from the extinguishment of debt that was a condition to a change of control transaction that occurred in March 2017 compared to $0 for the year  ended December 31, 2017. Additionally, for the year ended December 31, 2017, we recorded interest expense of $592,824 compared to $95,437 for the year ended December 31, 2016, an increase of $497,387, or 521.2%. Interest expense was primarily related to the Company’s issuance of a convertible promissory note to Firstfire.

Net Loss

We incurred a net loss for the year ended December 31, 2017 in the amount of $37,898,285, or $1.39 per basic and diluted common share, compared to $144,957, or $0.40 per basic and diluted common share, for the year ended December 31, 2016, an increase of $37,753,328. The increases were attributable to an increase in loss from operations and other income (expense) as discussed above.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2017, our working capital deficit amounted to $630,355 a decrease of $1,235,347 as compared to $1,865,702 as of December 31, 2016. This decrease is primarily a result of the extinguishment of debt and accrued interest totaling $1,865,702 offset by an increase in convertible debt of $540,000 and other liabilities totaling $90,355.

Cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016

Net cash flow used in operating activities was $830,405 for the year ended December 31, 2017 as compared to $55,455 for the year ended December 31, 2016, an increase of $774,950.

•
Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected a net loss of $37,898,285 and the add-back of non-cash items consisting of a gain on the extinguishment of debt of $1,889,938, common stock issued for compensation and consulting service of $25,737,856, common stock issued for settlement pursuant to restructuring agreement of $68,750, an impairment loss of $12,489,2260, non-cash interest expense of $560,000 and bad debt of $5,784. This was offset by changes in operating assets and liabilities of $96,202 primarily related to an increase in accounts payable of $52,619, an increase in accrued interest-related party of $19,506 and an increase to due to parent company of $16,492.

•
Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of  $144,957 and the add-back of no non-cash items. This was offset by changes in operating assets and liabilities of $89,502 primarily related to an decrease in accrued expenses of $5,935 and an increase in accrued interest - related party of $95,437.

Net cash used in investing activities during fiscal year 2017 was $1,000,000 as compared to $0 in fiscal year 2016. During the fiscal year 2017, we used cash to acquire a non-controlling 18.72% ownership interest in Rokk3r Labs, LLC.

Net cash provided by financing activities during fiscal year 2017 was $1,830,405 as compared to $55,455 in fiscal year 2016 an increase of $1,774,950. During fiscal year 2017, we received proceeds from notes of $1,517,800, received proceeds of $300,000 from convertible debt, and received proceeds from advances from related parties of $12,605.

We do not have sufficient resources to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholder to provide or loan us funds to meet our working capital needs.

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt at December 31, 2017:

December 31, 2017

Contractual balance	$430,000
Add: unamortized discount	110,000

Convertible debt	$540,000

On March 13, 2017, DreamFu Angels, LLC (d/b/a DreamFu Ventures, LLC) (“DreamFu”), a related party controlled by Una Taylor, the Company’s former Chief Executive Officer completed the sale of aggregate principal amount Convertible Debentures of $1,517,800 (the “DreamFu Convertible Debentures”) in a private placement financing transaction with certain private investors (the “Purchasers”). The Company assumed the DreamFu Convertible Debentures in lieu of completing a merger with DreamFu in return for a related party making payments for the benefit of, and at the direction of, the Company in the amount of $1,396,371. Upon the assumption of the DreamFu Convertible Debentures, they were converted into 1,355,783 shares of the Company’s unregistered common stock. Effective as of June 30, 2017, the Company entered into an amendment to the DreamFu Convertible Debentures with the Purchasers whereby the Company agreed to issue an aggregate of 1,185,783 shares of its unregistered common stock in satisfaction of any additional conversion rights of each of the respective Purchasers and in full satisfaction of the obligations of the Company and DreamFu under the DreamFu Convertible Debenture. Ms. Taylor retains an obligation to wire the remaining $121,429 to the Company and thus holds the funds for the benefit of the Company.

On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire, pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000.00 for the principal amount of the promissory note issued by the Company to Firstfire on the $330,000 principal amount convertible note issued to Firstfire on April 27, 2017, plus $100,000 as set forth in section 3.1 in the note, plus default interest of 15% annually (the “Settlement Amount”) as provided for in the note.

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the Company and Firstfire upon execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note are now governed by and have been replaced by the Company’s obligations under the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock, $0.0001 par value (the “Common Stock”) upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

In order to provide for issuances of the Company’s Common Stock upon full satisfaction of the Settlement Amount, the Company is obligated to reserve from its authorized and unissued Common Stock a number of shares of its Common Stock equal to the greater of: (a) 1,500,000 or (b) the sum of (i) the number of shares of Common Stock issuable upon the full conversion of the Settlement Amount as of any issue date (taking into consideration any adjustments to the conversion price) multiplied by (ii) five (5).

Going Concern Consideration

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying audited condensed financial statements, the Company had a net loss of $37,898,285 for the year ended December 31, 2017. The net cash used in operations was $830,405 for the year ended December 31, 2017. Additionally, the Company had no cash, had an accumulated deficit of $71,454,325, and had shareholders’ equity of $369,645 at December 31, 2017.These conditions raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. It is the intent of the Company to seek a merger with an existing operating company.  In the interim, the Company’s controlling shareholder has committed to meeting certain operating expenses.  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2017, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on pages F-2 through F-19 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2017 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because it identified the following material weakness and significant deficiencies:

The Company does not have well-established procedures to authorize and approve related party transactions.

•
Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•
We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•	We did not maintain appropriate segregation of duties. As of December 31, 2017, the Company did not require dual signature on the Company’s bank accounts.

•
We have not implemented policies and procedures that provide for multiple levels of supervision and review. During 2017, Una Taylor, our former Chief Executive Officer and Chief Financial Officer, performed all accounting and reporting duties and there was no supervision and review. Currently, we use an accounting services provider to assist us with bookkeeping and financial reporting

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to derivative liability treatment and for other accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting for derivative liability treatment discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire, pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000.00 for the principal amount of the promissory note issued by the Company to Firstfire on Firstfire Note, plus $100,000 as set forth in section 3.1 in the Firstfire Note, plus default interest of 15% annually (the “Settlement Amount”) as provided for in the Firstfire Note.

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the Company and Firstfire upon execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note are now governed by and have been replaced by the Company’s obligations under the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock, $0.0001 par value (the “Common Stock”) upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

In connection with the original issuance of the Firstfire Note, the Company issued 250,000 shares of the Company’s common stock to Firstfire. Additional tranche requests shall be made as requested by Firstfire until the Firstfire Settlement Amount is paid in full.

In the event that the Company needs to increase the amount of its authorized common stock to satisfy its obligations under the Settlement Agreement, it will promptly increase its authorized shares to ensure its ability to timely comply with the Firstfire Order.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to Firstfire or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Firstfire and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by Firstfire and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the outstanding Common Stock.

In order to provide for issuances of the Company’s Common Stock upon full satisfaction of the Settlement Amount, the Company is obligated to reserve from its authorized and unissued Common Stock a number of shares of its Common Stock equal to the greater of: (a) 1,500,000 or (b) the sum of (i) the number of shares of Common Stock issuable upon the full conversion of the Settlement Amount as of any issue date (taking into consideration any adjustments to the conversion price) multiplied by (ii) five (5).

Change in Shell Company Status

Prior to the completion of the transactions contemplated by the Restructuring Agreement and the Company’s acquisition of certain intellectual property pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r Labs dated December 26, 2017 as discussed in Item 6, the Company was a “shell company” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As described in the preceding sentence and elsewhere in this report, which is incorporated herein by reference into this Item 9B, the Company ceased being a shell company upon the completion of these transactions and events on December 26, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held

Nabyl Charania	41	Chief Executive Officer, Chief Financial Officer and Director
German Montoya	45	Corporate Secretary and Director
Jeffrey S. Ransdell	49	Director

Our directors are appointed for one-year terms to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Nabyl Charania. Mr. Charania has served as our Chief Executive Officer, Chief Financial Officer, and director since December 26, 2017. Mr. Charania is a co-founder and currently the Chief Executive Officer at Rokk3r Labs, where he shapes the global vision, direction, and expansion of the company and a general partner of Rokk3r Fuel Exo, where he manages fundraising and investment opportunities. Prior to joining Rokk3r Labs, Mr. Charania built multiple software companies and served as the Director of Engineering at Convergys Corporation, a global customer management and information management service provider from 2004 to 2008 His professional experience includes developing and deploying SMS billing platforms, downloadable ring-tone systems, and smart IP-based tools which reduce global deployment costs. He earned a Bachelor of Mathematics from the University of Waterloo.

German Montoya. Mr. Montoya has served as our Secretary and director since December 26, 2017. He is a co-founder and currently the Chief Strategy and Creative Officer at Rokk3r Labs, where he executes the strategic direction for its portfolio companies, and a general partner of Rokk3r Fuel Exo, where he manages fundraising and investment opportunities. Prior to joining Rokk3r Labs in 2008, he led strategic and commercial initiatives as the Marketing Vice President at CycleLogic, Inc., a provider of integrated Internet solutions for wireless telephone operators throughout Latin America. Mr. Montoya held this position from 2004 to 2008. Mr. Montoya’s professional experience also includes working as a consultant at Accenture from 1997 to 2002. He earned a Bachelor of Science in Applied Economics and Business Management at Cornell University.

Jeffrey S. Ransdell. Mr. Ransdell has served as a director since December 26, 2018. He is a founding partner and managing director of Rokk3r Fuel Exo, where he is responsible for all investments on behalf of the limited partners and leads efforts to raise global venture capital. Prior to joining Rokk3r Fuel Exo in 2017, between 2011 and 2016, Mr. Ransdell held positions as a managing director and division executive at Bank of America Merrill Lynch. While leading Bank of America Merrill Lynch’s Southeast Division, a region encompassing Florida, Alabama, southeast Georgia, the Caribbean and Latin America, he drove new strategic asset flows and supervised staff across various departments including client relationship management, business development, marketing, risk and compliance. Mr. Ransdell earned a Bachelor of Arts in Finance and International Finance from the University of North Dakota.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our company.

Carlos Escobar  Carlos Escobar is senior executive with experience building corporate value and financial services organizations. In his previous role as Chief Executive Officer of for KawaPACE from 2015 to 2016, a provider of funding for clean energy projects, he was responsible for launching a new company to originate and fund Commercial Property Assessed Clean Energy (C-PACE) projects across the United States. Previously, from 2012 to 2015, Carlos was the President of ExpoCredit Financial Group, a specialty finance company that provides working capital loans to domestic and international businesses. From 2008 to 2012, Carlos was the Vice President of Marketing Operations and Product Management for Western & Southern Financial Group, a provider of insurance protection, investments and retirement solutions.  In that role, he was responsible for multicultural marketing campaigns, product development efforts, and field operations support for a team of over 1,500 producers serving over 1 million customers. In addition to his Master’s in Business Administration from Duke University, Carlos has a Master’s Degree in Chemical Engineering from Cornell University and a Bachelor’s of Science Degree in Chemical Engineering from Lafayette College in Easton, PA.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 89.14% of our outstanding common stock. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors, and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2017, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein: Mr. Charania, Montoya, Ransdell and Rokk3r Labs filed a Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during the fiscal year 2017; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2017 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017. Compensation information is shown for the fiscal year ended December 31, 2017:

2017 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards		Option Awards	All Other Compensation		Total

Nabyl Charania, Chief Executive Officer(1)	2017	$0	$0	$0		$0	$0		$0

Una Taylor(2)	2017	$0	$0	$12,466,668	(2)	$0	$220,929	(3)	$12,687,607

(1)	Mr. Charania was appointed as Chief Executive Officer, Chief Financial Officer and a director on December 26, 2017.

(2)
Ms. Taylor resigned as our Chief Executive Officer, Chief Financial Officer and a director on December 26, 2017. On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred Stock to Una Taylor, our former Chief Executive Officer and controlling shareholder in consideration for services rendered. In connection with the issuance of the Series A Preferred Stock, the Company recorded stock-based compensation expense of $37,500. On December 26, 2017, Ms. Taylor cancelled the 1,000,000 shares of Series A Preferred Stock previously issued to her as provided for in the Rescission and Mutual Release Agreement entered into between the Company and Ms. Taylor dated December 26, 2017 (the “Taylor Rescission Agreement”). Upon cancellation, the Company reversed the previously recorded stock-based compensation expense of $37,500.

On April 28, 2017, as consideration for services, the Company issued 9,710,295 shares of its common stock to Ms. Taylor. These shares were valued at $12,429,178, or $1.28 per common share. Accordingly, the Company recorded stock-based compensation of $12,429,178. The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company the 9,710,295 shares of Common Stock for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into the Taylor Rescission Agreement. See Item 13 - Certain Relationships And Related Transactions And Director Independence.

(3)
Reflects $121,429 Ms. Taylor retained in connection with DreamFu Angels, LLC (d/b/a DreamFu Ventures, LLC) (“DreamFu”) sale of convertible debentures and the following amounts paid for the benefit of Ms. Taylor: $40,000 paid to Dreamfu Angels, LLC, $2,500 paid to Dreamfu Ventures and $57,000 paid to Taylor Group Holding.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers and are engaged in on-going discussions regarding their compensation.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2017:

With respect to each option award -

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

•	the exercise price of such option;

•	the expiration date of such option;

•	with respect to each stock award -

•	the number of shares of our common stock that have been earned but have not vested;

•	the market value of the shares of our common stock that have been earned but have not vested;

•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Nabyl Charania	-	-	-	-	-	-	-	-	-

Una Taylor	-	-	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category (1)
Plans approved by our shareholders:
None.	-	$-	-
Plans not approved by shareholders:
None.	-	$-	-

Security ownership of certain beneficial owners and management

The following tables set forth certain information, as of April 13, 2018 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Rokk3r Inc., 2121 NW 2nd Avenue #203, Miami, Florida 33127. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Named Executive Officers and Directors:
Nabyl Charania(1)	$83,727,208	89.14%
German Montoya(2)	83,727,208	89.14%
Jeffrey S. Ransdell(3)	7,678,125	8.20%
All executive officers and directors as a group (three people)	91,405,333	97.34

Other 5% Stockholders:
Rokk3r Labs LLC(4)	83,727,208	89.14%
Rokk3r Fuel Fund, LP(5)	7,500,000	8.01%

(1)
The number of shares beneficially owned by Mr. Charania includes 83,727,208 shares of common stock owned by Rokk3r Labs. Messrs. Charania and Montoya jointly exercise voting and dispositive control over our common stock owned by Rokk3r Labs. Mr. Charania disclaims beneficial ownership of the securities owned by Rokk3r Labs, LLC except to the extent of his pecuniary interest therein.

(2)
The number of shares beneficially owned by Mr. Montoya includes 83,727,208 shares of common stock owned by Rokk3r Labs. Messrs. Charania and Montoya jointly exercise voting and dispositive control over our common stock owned by Rokk3r Labs.Mr. Montoya disclaims beneficial ownership of the securities owned by Rokk3r Labs, LLC except to the extent of his pecuniary interest therein.

(3)
Includes 178,125 shares owned by Mr. Ransdell and 7,500,000 shares owned by Rokk3r Fuel Fund, LP over which Mr. Ransdell exercises voting and dispositive control.Mr. Ransdell disclaims beneficial ownership of the securities owned by Rokk3r Fuel Fund, LP except to the extent of his pecuniary interest therein.

(4)	Messrs. Charania and Montoya jointly exercise voting and dispositive control over our common stock owned by Rokk3r Labs.

(5)	Mr. Ransdell exercises voting and dispositive control over our common stock owned by Rokk3r Fuel Fund, LLC (“Rokk3r Fuel”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Nabyl Charania	Chief Executive Officer, Chief Financial Officer and director

On March 13, 2017, DreamFu Angels, LLC (d/b/a DreamFu Ventures, LLC) (“DreamFu”), a related party controlled by Una Taylor, the Company’s former Chief Executive Officer completed the sale of aggregate principal amount Convertible Debentures of $1,517,800 (the “DreamFu Convertible Debentures”) in a private placement financing transaction with certain private investors (the “Purchasers”). The Company assumed the DreamFu Convertible Debentures in lieu of completing a merger with DreamFu in return for a related party making payments for the benefit of, and at the direction of, the Company in the amount of $1,396,371. Upon the assumption of the DreamFu Convertible Debentures, they were converted into 1,355,783 shares of the Company’s unregistered common stock. Effective as of June 30, 2017, the Company entered into an amendment to the DreamFu Convertible Debentures with the Purchasers whereby the Company agreed to issue an aggregate of 1,185,783 shares of its unregistered common stock in satisfaction of any additional conversion rights of each of the respective Purchasers and in full satisfaction of the obligations of the Company and DreamFu under the DreamFu Convertible Debenture. Ms. Taylor retains an obligation to wire the remaining $121,429 to the Company and thus holds the funds for the benefit of the Company. As of December 31, 2017, the Company had not received these funds and cannot determine if such funds will be used for the benefit of the Company. Accordingly, the Company reclassified amounts due to compensation expense.

On April 30, 2017, the Company and Rokk3r Labs entered into the Rokk3r Labs Equity Purchase Agreement. See Note 6 to the financial statements included elsewhere in this report.

On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel (“GP”) entered into a Stock Issuance and Release Agreement (the “Stock Issuance Agreement”). See Note 6 to the financial statements included elsewhere in this report.

On December 26, 2017, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) and the Release Agreements with Una Taylor, the former Chief Executive Officer and substantial stockholder of the Company, and Rokk3r Labs. See Notes 1 and 6 to the financial statements included elsewhere in this report.

On December 26, 2017, the Company and Rokk3r Labs entered into an Asset and Intellectual Property Contribution and Assignment Agreement. Notes 1 and 6 to the financial statements included elsewhere in this report.

Collaboration Agreement

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Montgomery Coscia & Greilich LLP for the fiscal years ended December 31, 2017 and 2016.

	2017	2016

Audit Fees	$15,000	$21,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$21,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F- 19.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

2.1(a)
Agreement and Plan of Merger and Reorganization between Rokk3r Inc. and Park Roads Solutions, Inc., dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).

2.1(b)
Agreement and Plan of Merger, dated March 23, 2018, between Rokk3r Inc. and Eight Dragons Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

3.1(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.i(1) to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2007).

3.1(b)
Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 12, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2017).

3.1(c)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on Mach 20, 2018).

3.1(d)	Articles of Merger filed with the Nevada Secretary of State on March 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2017).

10.1(a) +	2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2017).

10.1(b) +	2018 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on Mach 20, 2018).

10.2
Membership Unit Purchase Agreement between Rokk3r Inc. and Rokk3r Labs LLC dated April 30, 2017 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on May 16, 2017).

10.3
Restructuring Agreement, dated as of December 26, 2017 by and between the Company, Una Taylor and Rokk3r Labs LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.4
Asset and Intellectual Property Contribution and Assignment Agreement dated as of December 26, 2017 by and between Rokk3r Labs LLC and Rokk3r Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.5
Rescission and Mutual Release Agreement dated as of December 26, 2017 by and between the Company and Una Taylor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.6
Release Agreement dated as of December 26, 2017 by and between Rokk3r Inc., Una Taylor and Rokk3r Labs LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.7
Rescission and Mutual Release Agreement, dated as of November 19, 2017 by and between Rokk3r Inc. and Protect Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.8
Stock Redemption and Release Agreement dated as of November 21, 2017 by and between Rokk3r Inc. and Trident capX Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.9
Stock Issuance and Release Agreement dated as of December 4, 2017 by and between Rokk3r Inc., Rokk3r Fuel Fund 2, LP and Rokk3r Fund Fuel 2 GP, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 2, 2018).

10.10*	Form of Amendment to Convertible Debenture.

10.11*	Settlement Agreement between Eight Dragons Company and Firstfire Global Opportunities Fund, LLC dated November 15, 2017.

10.12*	Collaboration Agreement between Rokk3r Inc. and Rokk3r Labs, LLC dated as of April 9, 2018.

31.1*
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKK3R INC.

Date: April 17, 2018	By:	/s/ Nabyl Charania
Nabyl Charania Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nabyl Charania	Chief Executive Officer, Chief Financial Officer and Director	April 17, 2018
Nabyl Charania	(principal executive officer and principal financial and accounting officer)

/s/ German Montoya	Director	April 17, 2018
German Montoya

/s/ Jeff Ransdell	Director	April 17, 2018
Jeff Ransdell

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
INDEX TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

Montgomery Coscia Greilich LLP
972.748.0300 p
972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Eight Dragons Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eight Dragons Company (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in Accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

As discussed in Note 3 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered significant losses from  operations and is in default of its debt obligations which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are described in Note 3.  The financial statements do not include any adjustments to reflect the outcome of this uncertainty.  Our opinion is not modified with respect to these matters.

/s/ Montgomery Coscia Greilich LLP

We have served as the Company’s Auditor since 2015

Plano, TX
April 17, 2018

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:

Cash	$-	$-

Total Current Assets	-	-

Investment in parent company - cost method	1,000,000	-

Total Assets	$1,000,000	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$40,619	$-
Accrued expenses	21,244	-
Convertible note payable, net	540,000	7,875
Notes payable - related party	-	1,025,027
Notes payable - other	12,000	-
Due to parent company	16,492	-
Accrued interest payable - related party	-	832,800
Total Current Liabilities	630,355	1,865,702

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.0001 par value. 50,000,000 shares authorized; none issued and outstanding
at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock - $0.0001 par value. 500,000,000 shares authorized. 94,828,287 and 362,200 shares issued and
outstabding at December 31, 2017 and 2016, respectively	9,483	36
Additional paid in capital	71,814,487	31,690,302
Accumulated deficit	(71,454,325)	(33,556,040)
Total Shareholders' Equity (Deficit)	369,645	(1,865,702)

Total Liabilities and Shareholders' Equity (Deficit)	$1,000,000	$-

The accompanying notes are an integral part of these financial statements.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

Revenues	$-	$-

Operating Expenses:
Compensation expense	12,687,607	-
Consulting fees	13,449,969	-
Professional fees	123,740	-
General and administrative expenses	444,857	49,520
Impairment loss	12,489,226	-
Total Operating Expenses	39,195,399	49,520

Loss from Operations	(39,195,399)	(49,520)

Other Income (Expense)
Gain on extinguishment of debt (Note 1)	1,889,938	-
Interest expense	(592,824)	(95,437)
Total Other Income (Expense)	1,297,114	(95,437)

Loss Before Provision for Income Taxes	(37,898,285)	(144,957)

Provision for income taxes	-	-

Net Loss	$(37,898,285)	$(144,957)

Net Loss per Share of Common Stock Outstanding -
Basic and Diluted	$(1.39)	$(0.40)

Weighted-average number of shares outstanding –
Basic and Diluted	27,267,239	362,200

The accompanying notes are an integral part of these financial statements.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2017 and 2016

					Additional
	Series A Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances at December 31, 2015	-	$-	362,200	$36	$31,690,302	$(33,411,083)	$(1,720,745)

Net loss	-	-	-	-	-	(144,957)	(144,957)

Balances at December 31, 2016	-	-	362,200	36	31,690,302	(33,556,040)	(1,865,702)

Stock issued to officer for services rendered	1,000,000	37,500	9,710,295	971	12,428,207	-	12,466,678

Stock issued to consultants for services rendered or to be rendered	-	-	16,518,108	1,652	21,141,526	-	21,143,178

Cancellation of stock issued issued to officer pursuant to restructuring agreement	(1,000,000)	(37,500)	(10,000,795)	(1,000)	38,500	-	-

Cancellation of stock previously issued in exchange for consulting services pursuant to restructuring agreement	-	-	(15,860,295)	(1,586)	(7,870,414)	-	(7,872,000)

Stock issued to purchase investment in Rock3r Labs, LLC	-	-	9,677,208	968	12,385,858	-	12,386,826

Stock issued upon conversion of debt	-	-	1,355,783	135	1,517,665	-	1,517,800

Stock issued to convertible debt holders pursuant to restructuring agreement	-	-	1,185,783	119	(119)	-	-

Stock issued for convertible debt financing	-	-	250,000	25	319,975	-	320,000

Stock issued for investment in Protect Pharmaceutical Solutions	-	-	3,000,000	300	3,839,700	-	3,840,000

Cancellation of stock issued for investments in Protect Pharmaceutical Solutions pursuant to restructuring agreement	-	-	(3,000,000)	(300)	(3,839,700)	-	(3,840,000)

Stock issued for purchase of Park Road Solutions	-	-	80,000	8	102,392	-	102,400

Stock issued for settlement of default and release with Rokk3r Fuel Fund 2, LP pursuant to restructuring agreement	-	-	7,500,000	750	68,000	-	68,750

Stock issued for contribution of intangible assets to Rokk3r Labs, LLC pursuant to restructuring agreement	-	-	74,050,000	7,405	(7,405)	-	-

Net loss	-	-	-	-	-	(37,898,285)	(37,898,285)

Balances at December 31, 2017	-	$-	94,828,287	$9,483	$71,814,487	$(71,454,325)	$369,645

The accompanying notes are an integral part of these financial statements.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(37,898,285)	$(144,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the extinguishment of debt	(1,889,938)	-
Common stock issued for compensation and consulting services	25,737,856	-
Common stock issued for settlement pursuant to restructuring agreement	68,750	-
Impairment loss	12,489,226	-
Non-cash interest expense	560,000	-
Bad debt	5,784	-
Change in operating assets and liabilities:
Accounts receivable	(5,784)	-
Accounts payable	52,619	-
Accrued expense	13,369	(5,935)
Due to parent company	16,492	-
Accrued interest payable - related party	19,506	95,437
Net cash used in operating activities	(830,405)	(55,455)

Cash Flows from Investing Activities:
Investment in Rock3r Labs, LLC	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	-

Cash Flows from Financing Activities:
Proceeds from loan - related party	12,605	55,455
Cash proceeds from notes payable	1,517,800	-
Proceeds from convertible note payable	300,000	-
Net cash provided by financing activities	1,830,405	55,455

Increase in Cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

Supplemental schedule of non-cash investing and financing activities
Common stock issued for compensation and consulting services	$25,737,856	$-
Stock issued for debt conversion	$1,517,800	$-
Stock issued for acquisition of Park Road Solutions	$102,400	$-
Stock issued to purchase interest in Rock3r Labs, LLC	$12,386,826	$-
Common stock issued for settlement pursuant to restructuring agreement	$68,750	$-
Accouts payable converted to note payable	$12,000	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Rokk3r Inc. (the “Company”), formerly known as Eight Dragons Company, is a Nevada corporation. Its predecessor was incorporated in Delaware on September 27, 1996. On March 23, 2018, the Company changed its name to Rokk3r Inc. The name change was done to reflect its current business of providing consulting services and related value generating strategies which it commenced following the recently acquired technology platform to partner with entrepreneurs, strategists, creatives and engineers to design, build and launch organizations. The Company commenced this line of business following completion of the transactions set forth in Restructuring Agreement and related transactions discussed below.

On October 24, 2007, the Company changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company solely for the purpose of effecting the reincorporation.

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”). The Purchased Shares represented, at closing, approximately 80.2% of the Company’s issued and outstanding shares of Common Stock. The funds for the acquisition were provided by a related party controlled by the former Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, the Company’s former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,938, including $1,037,632 in principal and $852,406 in accrued interest, which has been reflected as a gain on extinguishment of debt on the accompanying statement of operations for the year ended December 31, 2017.

On December 26, 2017, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) with Una Taylor, the former Chief Executive Officer and substantial stockholder of the Company, and Rokk3r Labs LLC (“Rokk3r Labs”). The Restructuring Agreement provided for certain transactions as described below. The transactions contemplated by the Restructuring Agreement (the “Transactions”) closed on December 26, 2017 (the “Closing Date”). As a result of the closing of the Transactions (the “Closing”), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owns 89.41% of the Company’s outstanding shares of common stock and the Company became a majority-owned subsidiary of Rokk3r Labs.

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

•
The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company 9,710,295 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, of the Company, for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into the Taylor Rescission Agreement.

•
Pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r Labs dated December 26, 2017 (the “Contribution and Assignment Agreement”), Rokk3r Labs contributed to the capital of the Company certain intellectual property assets of Rokk3r Labs in exchange for the issuance to Rokk3r Labs of 74,050,000 shares of unregistered Common Stock. The Contribution and Assignment Agreement was entered into as one of the conditions to the Restructuring Agreement.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

Pursuant to the terms of the Restructuring Agreement, Ms. Taylor and Theodore Faison resigned from all positions with the Company held by them effective as of the Closing Date. In addition, the Company appointed to the board of directors Nabyl Charania, German Montoya and Jeff Ransdell appointed Mr. Charania as the Chief Executive Officer and Principal Accounting Officer of the Company.

In connection with the Restructuring Agreement, the Company, Rokk3r Labs and Ms. Taylor also entered into a Release Agreement (the “Release Agreement”), pursuant to which each party released the others and each of their respective predecessors, successors, assigns, heirs, representatives, agents and all related parties from all claims of any type that any such party may have had or may have in the future, to the extent that those claims arose, may have arisen, or are based on events which occurred at any point in the past up to and including December 26, 2017, other than any claims arising from the Restructuring Agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2017 and 2016 include the assumptions used in assessing impairment of investments, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016.

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses, convertible note payable, note payable and amounts due to parent company approximate their fair market value based on the short-term maturity of these instruments.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included “Investments” in the accompanying balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying statements of operations. Based on an impairment analysis, during the year ended December 31, 2017, the Company recorded an impairment loss of $12,489,226 related to such investments with has been included in operating expenses on the accompanying statement of operations.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2017 and 2016, potentially dilutive securities consisted of the following:

	December 31, 2017	December 31, 2016

Convertible debt	430,000	-

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

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $37,898,285 for the year ended December 31, 2017. The net cash used in operations was $830,405 for the year ended December 31, 2017. Additionally, the Company had no cash, had an accumulated deficit of $71,454,325, and had shareholders’ equity of $369,645 at December 31, 2017, and is in default of on its convertible debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. It is the intent of the Company to seek a merger with an existing operating company.  In the interim, the Company’s controlling shareholder, Rokk3r Labs, LLC, has committed to meeting its operating expenses.  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 4 – INVESTMENTS

On June 30, 2017, as consideration for 6,100,000 shares of Protect Pharmaceutical Corporation (“PRTT”), the Company issued 3,000,000 shares of its common stock to PRTT valued at $3,840,000 or $1.28 per common share. This investment was made to establish a strategic partnership which is intended to provide financial exits for portfolio companies of the Company.  On November 19, 2017, the Company and PRTT entered into a Rescission and Mutual Release Agreement (the “PRTT Rescission Agreement”), pursuant to which the parties rescinded certain transactions between them, and in connection therewith PRTT returned to the Company 3,000,000 shares of its common stock, and the Company returned to PRTT 6,100,000 shares of common stock of PRTT that the Company had acquired in the transactions, and the parties each released each other from any claims one may have had against the other. On November 19, 2017, the Company and PRTT entered into a Rescission and Mutual Release Agreement (the “PRTT Rescission Agreement”), pursuant to which the parties rescinded certain transactions between them, and in connection therewith PRTT agreed to return to the Company the 3,000,000 shares of Common Stock, and the Company returned to PRTT 6,100,000 shares of common stock of PRTT that the Company had acquired in the transaction, and the parties each released each other from any claims one may have had against the other. In connection with the PRTT Rescission Agreement, the Company reversed its investment in PRTT of $3,840,000 to equity and cancelled the 3,000,000 previously issued shares of the Company’s common stock. The Company shall account for this investment as a cost method investee.

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs LLC (“Rokk3r Labs”) for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the Transactions (See Note 1), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of the Company’s outstanding shares of common stock. Accordingly, the Company became a majority-owned subsidiary of Rokk3r Labs. In connection with the Transactions and recapitalization of the Company, the Company wrote down its investment in Rokk3r Labs to $1,000,000 to reflect the cash purchase price.  Accordingly, the Company recorded an impairment loss of $12,386,826, which amount is attributable to the Company’s common stock issued to Rokk3r Labs.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The Company paid original issuance cost of $30,000 in connection with this note payable which will be amortized over the term of the note. Since the convertible note was not repaid on October 27, 2017, the Company increased the principal amount of this note by $100,000 and recorded interest expense of $100,000.

On April 27, 2017, in connection with the Firstfire, the Company issued Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note. The Company valued these shares at $320,000, or $1.28 per common share. In connection with the issuance of these shares, the Company recorded interest expense of $320,000.

For the year ended December 31, 2017 amortization of debt discount related to this convertible note amounted to $30,000, which has been included in interest expense on the accompanying statements of operations. This note contains representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in 2017, the Company recorded a debt premium liability of $110,000 and a charge to interest expense of $110,000.

On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire, pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000 for the principal amount of the promissory note issued by the Company to Firstfire on Firstfire Note, plus $100,000 as set forth in section 3.1 in the Firstfire Note, plus default interest of 15% annually (the “Settlement Amount”) as provided for in the Firstfire Note.

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the Company and Firstfire upon execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note are now governed by and have been replaced by the Company’s obligations under the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock, $0.0001 par value (the “Common Stock”) upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

In the event that the Company needs to increase the amount of its authorized common stock to satisfy its obligations under the Settlement Agreement, it will promptly increase its authorized shares to ensure its ability to timely comply with the Firstfire Order.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to Firstfire or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Firstfire and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by Firstfire and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the outstanding Common Stock.

As of December 31, 2017, no shares of the Company’s common have been issued pursuant to the Settlement Agreement other than 250,000 shares of common stock.

In order to provide for issuances of the Company’s Common Stock upon full satisfaction of the Settlement Amount, the Company is obligated to reserve from its authorized and unissued Common Stock a number of shares of its Common Stock equal to the greater of: (a) 1,500,000 or (b) the sum of (i) the number of shares of Common Stock issuable upon the full conversion of the Settlement Amount as of any issue date (taking into consideration any adjustments to the conversion price) multiplied by (ii) five (5).

At December 31, 2017, accrued interest due under this convertible note amounted to $13,318.

At December 31, 2017 and 2016, convertible note payable consisted of the following:

	December 31, 2017	December 31, 2016

Principal amount	$430,000	$-
Add: debt premium liability	110,000	-
Convertible notes payable, net	$540,000	$-

NOTE 6 – SHAREHOLDERS’ DEFICIT

Shares Authorized

As of December 31, 2017, the Company’s authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000,000 shares were designated as Series A Preferred Stock.

On March 8, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 will be common stock, par value $0.0001 per share (the “Common Stock”) and 50,000,000 will be preferred stock, par value $0.0001 per share (the “Preferred Stock”).

Preferred Stock

Effective on April 12, 2017, in conjunction with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences including the provision that each share of the Series A Preferred Stock shall have one thousand votes on all matters presented to be voted by the holders of Common Stock. The Series A Preferred Stock is not convertible to Common Stock. On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred Stock to Una Taylor, our former Chief Executive Officer and controlling shareholder in consideration for services rendered. In connection with the issuance of the Series A Preferred Stock, the Company recorded stock-based compensation expense of $37,500. On December 26, 2017, Ms. Taylor cancelled the 1,000,000 shares of Series A Preferred Stock previously issued to her as provided for in the Rescission and Mutual Release Agreement entered into between the Company and Ms. Taylor dated December 26, 2017 (the “Taylor Rescission Agreement”). Upon cancellation, the Company reversed the previously recorded stock-based compensation expense of $37,500.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

As of December 31, 2017, the Company had no shares of Series A Convertible preferred stock issued and outstanding.

As of March 8, 2018, the Company has authorized 50,000,000 preferred shares with a par value of $0.0001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock. The designations and attributes of which were left for future determination by the Company’s board of directors.

Common Stock

On April 28, 2017, as consideration for services, the Company issued 9,710,295 shares of its common stock to the Company’s former Chief Executive Officer, Una Taylor). These shares were valued at $12,429,178, or $1.28 per common share. Accordingly, the Company recorded stock-based compensation of $12,429,178. The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company the 9,710,295 shares of Common Stock for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into the Taylor Rescission Agreement. Additionally, the Company and Eight Dragons Acquisition, LLC (“Eight Dragons LLC”), an affiliate of Ms. Taylor, rescinded certain transactions between the Company and Eight Dragons LLC, and in connection therewith Eight Dragons LLC returned to the Company 290,500 shares of Common Stock, for no additional consideration.

On April 28, 2017, as consideration for services rendered and to be rendered, the Company issued an aggregate of 16,518,108 shares of the Company’s common stock to individuals and entities. These shares were valued at $21,143,178, or $1.28 per common share. Accordingly, the Company recorded stock-based consulting expense of $21,143,178. Subsequent to September 30, 2017, pursuant to rescission agreements and due to lack of performance, the Company cancelled 6,150,000 shares of these common shares. In connection with the cancellation of these shares, the Company reduced stock-based consulting fees by $6,592,000. Additionally, on November 21, 2017, the Company and Trident capX Corporation (“Trident”) entered into a Stock Redemption and Release Agreement (the “Trident Redemption Agreement”), pursuant to which the Company redeemed 9,710,295 of these shares of common stock from an entity for a total consideration of $1.00, and wherein the parties each released each other from any claims one may have had against the other.

In April 2017, upon the assumption of the DreamFu Convertible Debentures (see Note 7), debentures aggregating $1,517,800 were converted into 1,355,783 shares of the Company’s common stock. Effective as of June 30, 2017, the Company entered into an amendment to the DreamFu Convertible Debentures with the Purchasers whereby the Company agreed to issue an aggregate of 1,185,783 shares of its unregistered common stock in satisfaction of any additional conversion rights of each of the respective Purchasers and in full satisfaction of the obligations of the Company and DreamFu under the DreamFu Convertible Debenture.

On April 27, 2017, in connection with the Firstfire Note, the Company issued Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note.  The Company valued these shares at $320,000, or $1.28 per common share. In connection with the issuance of these shares, the Company recorded interest expense of $320,000.

On April 30, 2017, the Company purchased a non-controlling interest in Rokk3r Labs, specifically an aggregate of 18.72% of the Member Interests of Rokk3r Labs for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of Company common stock valued at $12,386,826, or $1.28 per common share (the “Rokk3r Labs Equity Purchase Agreement”).

In June 2017, the Company issued 80,000 shares of its Common Stock for an investment in Park Road Solutions. The Company valued these shares at $102,400, or $1.28 per common share. On September 30, 2017, based on an impairment analysis, the Company wrote off its investment and recorded an impairment loss of $102,400.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

On June 30, 2017, as consideration for 6,100,000 shares of PRTT, the Company issued 3,000,000 shares of its common stock valued at $3,840,000, or $1.28 per common share. On November 19, 2017, the Company and PRTT entered into PRTT Rescission Agreement, pursuant to which the parties rescinded certain transactions between them, and in connection therewith PRTT returned to the Company 3,000,000 shares of Common Stock, and the Company returned to PRTT 6,100,000 shares of common stock of PRTT that the Company had acquired in the transactions, and the parties each released each other from any claims one may have had against the other. In connection with the PRTT Rescission Agreement, the Company reversed its investment in PRTT of $3,840,000 to equity and cancelled the 3,000,000 shares of its previously issued Common Stock.

On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel (“GP”) entered into a Stock Issuance and Release Agreement (the “Stock Issuance Agreement”), pursuant to which Rokk3r Fuel and GP released the Company from certain claims that Rokk3r Fuel and GP may have had against the Company due to a previous subscription that the Company had made for an investment in Rokk3r Fuel, but which the Company had not completed, in return for the issuance to Rokk3r Fuel of 7,500,000 shares of Common Stock, which issuance was completed on December 4, 2017. The Stock Issuance and Release Agreement also provides that the Company similarly releases its claims against Rokk3r Fuel and GP, and recites that it is the intention of Rokk3r Fuel to contribute approximately $5 million of capital or assets to the Company in the upcoming three years. However, there is no binding obligation on Rokk3r Fuel to make any such contribution and there can be no assurance that it will occur, or of the terms, conditions or timing thereof.

Pursuant to an Asset and Intellectual Property Contribution and Assignment Agreement entered into between the Company and Rokk3r Labs dated December 26, 2017 (the “Contribution and Assignment Agreement”), Rokk3r Labs contributed to the capital of the Company certain intellectual property assets of Rokk3r Labs in exchange for the issuance to Rokk3r Labs of 74,050,000 shares of unregistered Common Stock. The Contribution and Assignment Agreement was entered into as one of the conditions to the Restructuring Agreement. The Company determined that the contributed intellectual properties had no value.

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

The Company has reserved an aggregate of 2,650,000 shares of its common stock that were previously issued, but never delivered to the prospective shareholders, in anticipation of completing certain transactions that never closed (the “Cancellation Shares”). See Note 8 as to 1,150,000 shares held in reserve as a result of a claim by Jordan Fishman and as to 1,250,000 shares held in reserve as a result of a claim by Sean Young. 250,000 shares are in the process of being cancelled pending completion of additional documentation by the Company to substantiate their cancellation.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board of Directors adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and reserved 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. No issuances have been made pursuant to the 2017 Omnibus Equity Compensation Plan to date.

NOTE 7 – RELATED-PARTY TRANSACTIONS

On March 13, 2017, DreamFu Angels, LLC (d/b/a DreamFu Ventures, LLC) (“DreamFu”), a related party controlled by Una Taylor, the Company’s former Chief Executive Officer completed the sale of aggregate principal amount Convertible Debentures of $1,517,800 (the “DreamFu Convertible Debentures”) in a private placement financing transaction with certain private investors (the “Purchasers”). The Company assumed the DreamFu Convertible Debentures in lieu of completing a merger with DreamFu in return for a related party making payments for the benefit of, and at the direction of, the Company in the amount of $1,396,371. Upon the assumption of the DreamFu Convertible Debentures, they were converted into 1,355,783 shares of the Company’s unregistered common stock. Effective as of June 30, 2017, the Company entered into an amendment to the DreamFu Convertible Debentures with the Purchasers whereby the Company agreed to issue an aggregate of 1,185,783 shares of its unregistered common stock in satisfaction of any additional conversion rights of each of the respective Purchasers and in full satisfaction of the obligations of the Company and DreamFu under the DreamFu Convertible Debenture. Ms. Taylor retains an obligation to wire the remaining $121,429 to the Company and thus holds the funds for the benefit of the Company. As of December 31, 2017, the Company had not received these funds and cannot determine if such funds will be used for the benefit of the Company. Accordingly, the Company reclassified amounts due to compensation expense.

On April 30, 2017, the Company and Rokk3r Labs entered into the Rokk3r Labs Equity Purchase Agreement. See Note 6.

On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel (“GP”) entered into a Stock Issuance and Release Agreement (the “Stock Issuance Agreement”). See Note 6.

On December 26, 2017, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) and the Release Agreements with Una Taylor, the former Chief Executive Officer and substantial stockholder of the Company, and Rokk3r Labs. See Note 1 and 6.

On December 26, 2017, the Company and Rokk3r Labs entered into an Asset and Intellectual Property Contribution and Assignment Agreement. See Note 1 and 6.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rokk3r Fuel

On August 18, 2017, the Company and Titan Funding, LLC (“Titan Funding”), an affiliate of Ms. Taylor, entered into an Assignment of Limited Partnership Interest (the “Rokk3r Labs Fuel Assignment”) related to the Company’s obligation to acquire limited partnership interests in Rokk3r Fuel Fund 2, LP (“Rokk3r Fuel”).During August 2017, pursuant to the Rokk3r Fuel Assignment the Company received a total of $268,750 from Titan Funding and paid $200,000 to Rokk3r Fuel during August 2017 leaving a balance due of $68,750. On December 4, 2017, the Company issued 7,500,000 shares of its unregistered common stock in exchange for a release from Rokk3r Fuel for any past or future obligations of the Company to provide funding and a confirmation of Rokk3r Fuel’s intention to contribute approximately $5,000,000 of capital or assets into the operations of the Company over the three years following the date of this agreement.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

Park Road Solutions, LLC and Jordan Fishman

On June 1, 2017, the Company, Eight Dragons Acquisition I, Inc., Park Road Solutions, Inc. (“Park Road”) and Jordan Fishman ostensibly signed an Agreement and Plan of Merger and Reorganization (the “Park Road Merger Agreement”) to acquire all of the issued and outstanding common shares of Park Road from Mr. Fishman in exchange for 80,000 shares of the Company’s common stock (the “Park Road Acquisition”). The Company rescinded the Park Road Merger Agreement, ab initio, due to, among other things, its legal insufficiency, a lack of consideration on the part of Mr. Fishman and Park Road and their failure to fulfill their obligations as provided for in the Merger Agreement. On May 8, 2017, the Company’s transfer agent issued 1,150,000 shares of its common stock in the name of Jordan Fishman in anticipation of acquiring an entity owned or controlled by Mr. Fishman. The plan to acquire the entity was abandoned prior to closing and the 1,150,000 shares were never delivered to Mr. Fishman. On March 21, 2018, the 1,150,000 shares were cancelled.

Mr. Fishman has disputed the Company’s right to rescind the Park Road Merger Agreement, demanded that the Company deliver the 1,150,000 shares of the Company’s common stock without providing any legal basis for such demand and further demanded reimbursement of $36,626 for services and expenses ostensibly advanced for the benefit of Park Road. The Company believes its right to rescind the Park Road Acquisition, has no legal obligation to deliver the 1,150,000 shares to Mr. Fishman and disputes his other demands. If Mr. Fishman pursues legal action against the Company, the Company intends to vigorously defend its rights against Mr. Fishman. Pending the outcome of the dispute with Mr. Fishman, the Company has reserved 1,150,000 shares of its Common Stock for possible issuance in the event of a determination by a court of law or subsequent agreement between the Company and Mr. Fishman.

Sean Young Demand

On May 8, 2017, the Company’s transfer agent issued 1,250,000 shares of its common stock in the name of Sean Young in anticipation of acquiring an entity owned or controlled by Mr. Young. The plan to acquire the entity was abandoned prior to closing and the 1,250,000 shares were never delivered to Mr. Young. On March 21, 2018,  the 1,250,000 shares were cancelled.

On March 26, 2018, Mr. Young demanded that the Company deliver the 1,250,000 shares without providing any legal or factual basis for such demand and additionally demanded payment of $29,000 for services and expenses ostensibly advanced for the benefit of Park Road. The Company believes it has no legal obligation to deliver the 1,250,000 shares to Mr. Young and disputes his demand for payment. If Mr. Young pursues legal action against the Company, the Company intends to vigorously defend its rights against Mr. Young. Pending the outcome of the dispute with Mr. Young, the Company has reserved 1,250,000 shares of its Common Stock for possible issuance in the event of a determination by a court of law or subsequent agreement between the Company and Mr. Young.

Press Media Group, Inc.

On March 9, 2018, the Company and Rokk3r Labs LLC (“Rokk3r Labs,” and collectively, the “Plaintiffs”) filed a complaint against Press Media Group Inc., a Delaware corporation (“Press Media”), and Alberto Marzan, the founder and Chief Executive Officer of Press Media (collectively, the “Defendants”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2018-007600-CA-01 CA08) (the “Rokk3r Complaint”). The complaint seeks relief for anticipatory breach of contract and declaratory judgement and alleges that the Defendants breached a joint venture agreement (the “JV Agreement”) pursuant to which the Company and the Defendants agreed to use their respective know-how and resources to acquire Afrostream Inc., a third-party company by failing to repay a $35,000 loan. The complaint seeks relief for fraudulent concealment and alleges that while the Company fulfilled its obligations under the JV Agreement by using their best efforts to procure funding for the acquisition and loaning $35,000 to Press Media for such purpose, the Defendants thwarted the deal by failing to provide the necessary due diligence and failing to disclose to the Company and potential investors Mr. Marzan’s criminal history as a convicted felon and accusations against him for insurance fraud. The complaint ultimately seeks relief in the form of: (i) damages incurred as a result of Mr. Marzan’s fraudulent concealment and failure to repay loans of at least $35,000; (ii) an award of attorneys’ fees, costs and disbursements; (iii) a declaration that Plaintiffs are not liable to Press Media in tort or contract; and (iv) an award of further relief as deemed just and proper.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

On March 16, 2018, Press Media filed a separate complaint against the Company and Rokk3r Labs in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Press Media Complaint”). The Press Media Complaint alleges Breach of Contract, Breach of Fiduciary Duty, Fraud in the Inducement, existence of a Quasi-Contract, and Aiding and Abetting all of which stem from or relate to the JV Agreement. Based on applicable rules of civil procedure, we expect that the Press Media Complaint will be transferred to the judge assigned to the Rokk3r Complaint, and Press Media will have to bring their claims as counterclaims to the Rokk3r Complaint and the two cases will be consolidated with the Company being the plaintiff.

The lawsuit is in its early stages and no discovery has been commenced.  We believe that the Company’s claims are meritorious.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016

Income tax benefit at U.S. statutory rate of 34%	$(12,885,417)	$(49,285)
Income tax benefit – state	(1,894,914)	(7,248)
Non-deductible expenses	14,389,886	-
Effect of change in effective rate	130,148	-
Change in valuation allowance	(260,297)	56,533
Total provision for income tax	$-	$-

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company’s approximate net deferred tax asset as of December 31, 2017 and 2016 was as follows:

Deferred Tax Asset:	December 31, 2017	December 31, 2016

Net operating loss carryforward	$507,297	$370,500
Total deferred tax asset	507,297	370,500
Less: Valuation allowance	(507,297)	(370,500)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,951,000 at December 31, 2017. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $390,445 in 2017.As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $253,948 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017. The potential tax benefit arising from the loss carryforward will expire in 2037.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that could occurred in 2017 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SUBSEQUENT EVENTS

Shares issued for cash

From February to April 6, 2018, the Company issued 3,613,813 shares of common stock for net proceeds of $2,312,840.

Increase in authorized shares

On March 8, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 will be common stock, par value $0.0001 per share (the “Common Stock”) and 50,000,000 will be preferred stock, par value $0.0001 per share (the “Preferred Stock”).

2018 Equity Incentive Plan

On March 7, 2018, our board approved, subject to shareholder approval by written consent on the same date, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 15,000,000 shares of our common stock have been initially authorized and reserved for issuance under the 2018 Equity Incentive Plan. This reserve will automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board.
.

ROKK3R INC.
(FORMERLY EIGHT DRAGONS COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

On March 7, 2018, our board approved, subject to shareholder approval by written consent on the same date, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 15,000,000 shares of our common stock were initially authorized and reserved for issuance under the 2018 Equity Incentive Plan. This reserve will automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board. No awards have been granted under the 2018 Equity Incentive Plan.

Collaboration agreement – related party

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs LLC (“Rokk3r Labs”), the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January, 1 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, from January 1, 2018 to April 12, 2018, the Company recorded and paid consulting fees of $750,000 related to the Rokk3r Labs.