Form 10-Q
period 2018-03-31
Rokk3r Inc.
filed 2018-05-15
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

ROKK3R INC.
(Exact name of small business issuer as specified in its charter)

Nevada	000-28453	75-2610236
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification Number)

2121 NW 2nd Avenue #203, Miami, FL 33127
(Address of principal executive offices and zip code)

(305) 259-6637
(Registrant’s telephone number, including area code)

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 98,223,412 Shares of Common Stock, par value $0.0001 per share as of May 15, 2018.

ROKKER INC.
Form 10-Q
March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,566,522	$-
Subscription receivable	40,000	-
Prepaid expenses	15,000	-
Total Current Assets	1,621,522	-

Investment in parent company - cost method	1,000,000	1,000,000

Total Assets	$2,621,522	$1,000,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$70,819	$40,619
Accounts payable - parent	250,000	-
Accrued expenses	34,658	21,244
Convertible note payable, net	540,000	540,000
Notes payable - other	12,000	12,000
Due to parent company	95,717	16,492
Total Current Liabilities	1,003,194	630,355

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.0001 par value. 50,000,000 shares authorized;
none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock - $0.0001 par value. 500,000,000 shares authorized.
98,223,412 and 94,828,287 shares issued and outstabding at March 31, 2018 and December 31, 2017, respectively	9,822	9,483
Additional paid in capital	73,987,148	71,814,487
Accumulated deficit	(72,378,642)	(71,454,325)
Total Shareholders' Equity	1,618,328	369,645

Total Liabilities and Shareholders' Equity	$2,621,522	$1,000,000

See accompanying notes to the unaudited condensed financial statements.

ROKK3R INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues	$-	$-

Operating Expenses:
Consulting fees - parent	750,000	-
Professional fees	137,379	-
General and administrative expenses	20,899	7,570
Total Operating Expenses	908,278	7,570

Loss from Operations	(908,278)	(7,570)

Other Income (Expense)
Gain on extinguishment of debt (Note 1)	-	1,889,938
Interest expense	(16,039)	(19,506)
Total Other Income (Expense)	(16,039)	1,870,432

Income (loss) Before Provision for Income Taxes	(924,317)	1,862,862

Provision for income taxes	-	-

Net income (loss)	$(924,317)	$1,862,862

Net income (loss) per Share of Common Stock Outstanding -
Basic and Diluted	$(0.01)	$5.14

Weighted-average number of shares outstanding –
Basic and Diluted	95,768,224	362,200

See accompanying notes to the unaudited condensed financial statements.

ROKK3R INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(924,317)	$1,862,862
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the extinguishment of debt	-	(1,889,938)
Change in operating assets and liabilities:
Prepaid expenses	(15,000)	-
Accounts payable	30,200	-
Accounts payable - parent	250,000	-
Accrued expense	13,414	(5,035)
Accrued interest payable - related party	-	19,506
Net cash used in operating activities	(645,703)	(12,605)

Cash Flows from Financing Activities:
Proceeds from parent advances	79,225	12,605
Cash proceeds from sale of common stock	2,133,000	-
Net cash provided by financing activities	2,212,225	12,605

Increase in Cash	1,566,522	-

Cash at beginning of period	-	-

Cash at end of period	$1,566,522	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription Receivable	$40,000	$-

See accompanying notes to the unaudited condensed financial statements.

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”). The Purchased Shares represented, at closing, approximately 80.2% of the Company’s issued and outstanding shares of Common Stock. The funds for the acquisition were provided by the parent company controlled by the former Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, the Company’s former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,938, including $1,037,632 in principal and $852,406 in accrued interest, which has been reflected as a gain on extinguishment of debt on the accompanying statement of operations for the year ended December 31, 2017.

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

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2018 and 2017 include the assumptions used in assessing impairment of investments, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017.

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses, convertible note payable, note payable and amounts due to parent company approximate their fair market value based on the short-term maturity of these instruments.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included “Investments” in the accompanying balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying statements of operations. Based on an impairment analysis, during the three months ended March 31, 2018 and 2017, the Company did not record any impairment loss related to such investments.

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

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Convertible Debt

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common (shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on July 1, 2017.

Basic (Loss) Income per Common Share

Basic (loss) income per share is calculated by dividing the (net loss) net income attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted (loss) income per share is computed by dividing the (loss) income available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2018 and 2017, potentially dilutive securities consisted of the following:

	March 31, 2018	March 31, 2017

Convertible debt	281,805	-

Stock-Based Compensation

The cost of all share-based payments to employees, including grants of restricted stock and stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The cost of all share-based payments to non-employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values at each reporting date until measurement date occurs, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $924,317 for the three months ended March 31, 2018. The net cash used in operations was $645,703 for the three months ended March 31, 2018. Additionally, the Company had an accumulated deficit of $72,378,642, and had shareholders’ equity of $1,618,328 at March 31, 2018, and is in default of on its convertible debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. During the three months ended March 31, 2018, the Company sold its common stock for proceeds of $2,173,000 and at March 31, 2018, the Company had a cash balance of $1,566,522. The Company’s controlling shareholder, Rokk3r Labs, has committed to meeting its operating expenses.  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 4 – INVESTMENTS

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the Transactions (See Note 1), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of the Company’s outstanding shares of common stock. Accordingly, the Company became a majority-owned subsidiary of Rokk3r Labs. In connection with the Transactions and recapitalization of the Company, in December 2017, the Company wrote down its investment in Rokk3r Labs to $1,000,000 to reflect the cash purchase price.  Accordingly, during the year ended December 31, 2017, the Company recorded an impairment loss of $12,386,826, which amount is attributable to the Company’s common stock issued to Rokk3r Labs. At March 31, 2018 and December 31, 2017, the Company’s cost method investment in Rokk3r Labs amounted to $1,000,000.

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

The Company paid original issuance cost of $30,000 in connection with this note payable which will be amortized over the term of the note. Since the convertible note was not repaid on October 27, 2017, the Company increased the principal amount of this note by $100,000 and recorded interest expense of $100,000 in 2017.

On April 27, 2017, in connection with the Firstfire, the Company issued Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note. The Company valued these shares at $320,000, or $1.28 per common share. In connection with the issuance of these shares, in 2017, the Company recorded interest expense of $320,000.

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

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock, $0.0001 par value (the “Common Stock”) upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a) (10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

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

As of March 31, 2018, no shares of the Company’s common have been issued pursuant to the Settlement Agreement other than 250,000 shares of common stock.

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

At March 31, 2018 and December 31, 2017, accrued interest due under this convertible note amounted to $29,357 and $13,318, respectively, as in included in accrued expenses on the accompanying condensed balance sheets.

At March 31, 2018 and December 31, 2017, convertible note payable consisted of the following:

	March 31, 2018	December 31, 2017

Principal amount	$430,000	$430,000
Add: debt premium liability	110,000	110,000
Convertible notes payable, net	$540,000	$540,000

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

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

Preferred Stock

As of March 31, 2018 and December 31, 2017, the Company had no shares of preferred stock issued and outstanding.

As of March 8, 2018, the Company has authorized 50,000,000 preferred shares with a par value of $0.0001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock. The designations and attributes of which were left for future determination by the Company’s board of directors.

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Common Stock

During the three months ended March 31, 2018, the Company sold 3,395,125 shares of its common stock for proceeds of $2,133,000 and a subscription receivable of $40,000, or $0.64 per common share. The subscription receivable of $40,000 was collected in April 2018.

2018 Equity Incentive Plan

On March 7, 2018, our board approved, subject to shareholder approval by written consent on the same date, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock have been initially authorized and reserved for issuance under the 2018 Equity Incentive Plan. This reserve will automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board. As of March 31, 2018, no equity instruments have been issued under the plan.

NOTE 7 – RELATED-PARTY TRANSACTIONS

Due to parent company

During the three months ended March 31, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $79,225 for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2018 and December 31, 2017, amounts due to Rokk3r Labs amounted to $95,717 and $16,492, respectively.

Collaboration agreement – parent company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January, 1 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three months ended March 31, 2018, the Company recorded consulting fees – parent company of $750,000 related to the Rokk3r Labs. At March 31, 2018 and December 31, 2017, accounts payable – parent company amounted to $250,000 and $0, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Park Road Solutions, LLC and Jordan Fishman

On June 1, 2017, the Company, Eight Dragons Acquisition I, Inc., Park Road Solutions, Inc. (“Park Road”) and Jordan Fishman ostensibly signed an Agreement and Plan of Merger and Reorganization (the “Park Road Merger Agreement”) to acquire all of the issued and outstanding common shares of Park Road from Mr. Fishman in exchange for 80,000 shares of the Company’s common stock (the “Park Road Acquisition”). The Company rescinded the Park Road Merger Agreement, ab initio, due to, among other things, its legal insufficiency, a lack of consideration on the part of Mr. Fishman and Park Road and their failure to fulfill their obligations as provided for in the Merger Agreement. On May 8, 2017, the Company’s transfer agent issued 1,150,000 shares of its common stock in the name of Jordan Fishman in anticipation of acquiring an entity owned or controlled by Mr. Fishman. The plan to acquire the entity was abandoned prior to closing and the 1,150,000 shares were never delivered to Mr. Fishman and were cancelled.

ROKK3R INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

Sean Young Demand

On May 8, 2017, the Company’s transfer agent issued 1,250,000 shares of its common stock in the name of Sean Young in anticipation of acquiring an entity owned or controlled by Mr. Young. The plan to acquire the entity was abandoned prior to closing and the 1,250,000 shares were never delivered to Mr. Young and were cancelled.

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

NOTE 9 – SUBSEQUENT EVENTS

Shares issued for cash

Subsequent to March 31, 2018, the Company issued 3,613,813 shares of common stock for net proceeds of $2,312,840.

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

Recent Developments

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of Common Stock owned of record and beneficially by DMJ (the “Purchased Shares”).  The Purchased Shares represented, at closing, approximately 80.2% of our issued and outstanding shares of Common Stock. The funds for the acquisition were provided by the parent company controlled by the former Chief Executive Officer of the Company and used for the benefit of Eight Dragons Acquisitions, LLC, an entity Una Taylor, our former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on our Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,939, including $1,037,632 in principal and $852,406 in accrued interest.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

For the three months ended March 31, 2018, we incurred operating expenses in the amount of $908,278 compared to $7,570 for the three months ended March 31, 2017, an increase of $900,708. The increase was attributable to:

•
An increase in consulting expense – parent company of $750,000.  On April 9, 2018, we entered into a collaboration agreement with Rokk3r Labs, our controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January, 1 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three months ended March 31, 2018, we recorded consulting fees – parent company of $750,000 related to the Rokk3r Labs.

•
For the three months ended March 31, 2018, professional fees consisting of legal fee expense, accounting fee expense and other professional fee expenses increased by $137,379 as compared to the three months ended March 31, 2017.

•
For the three months ended March 31, 2018, general and administrative expenses increase by $13,329 as compared to the three months ended March 31, 2017. The increase was attributable to an increase in operating activities.

Other Income (Expenses)

We incurred other expenses for the three months ended March 31, 2018 in the amount of $(16,039) compared to other income of $1,870,432 for the year ended December 31, 2016, an increase of $1,886,471. During the three months ended March 31, 2017, we recorded a gain of $1,889,938 from the extinguishment of debt that was a condition to a change of control transaction that occurred in March 2017 compared to $0 for the three months ended March 31, 2018. Additionally, for the three months ended March 31, 2018, we recorded interest expense of $16,039 compared to $19,506 for the three months ended March 31, 2017, an increase of $3,467, or 17.8%. Interest expense was primarily related to the Company’s issuance of a convertible promissory note to Firstfire.

Net (Loss) Income

We incurred a net loss for the three months ended March 31, 2018 in the amount of $(924,317) , or $(0.01) per basic and diluted common share, compared to net income of $1,862,862 or $5.14 per basic and diluted common share, for the three months ended March 1, 2017, a change of $2,787,179.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2018, our working capital amounted to $618,328 as compared to a working capital deficit of $630,355 as of December 31, 2017, a change of $1,248,683. This increase is working capital is primarily a result of an increase in cash of $1,566,522 and an increase in subscription receivable of $40,000 offset by an increase in accounts payable of $30,200, an increase in accounts payable – parent company of $250,000, and an increase in amounts due to parent company of $79,225.

During the three months ended March 31, 2018, we sold 3,395,125 shares of our common stock for proceeds of $2,133,000 and a subscription receivable of $40,000, or $0.64 per common share. The subscription receivable of $40,000 was collected in April 2018.

During the three months ended March 31, 2018, our controlling shareholder, Rokk3r Labs, advanced us $79,225 for working capital purposes.

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt at March 31, 2018:

March 31, 2018

Contractual balance	$430,000
Add: unamortized discount	110,000
Convertible debt	$540,000

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

Cash flows for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Net cash flow used in operating activities was $645,703 for the three months ended March 31, 2018 as compared to $12,605 for the three months ended March 31, 2017, an increase of $633,098.

•
Net cash flow used in operating activities for the three months ended March 31, 2018 primarily reflected a net loss of $924,317 and changes in operating assets and liabilities of $278,614 primarily related to an increase in accounts payable – parent company of $250,000.

•
Net cash flow used in operating activities for the three months ended March 31, 2017 primarily reflected net income loss of $1,862,862 and the add-back of non-cash items consisting of a gain on the extinguishment of debt of $1,889,938, This was offset by changes in operating assets and liabilities of $14,471.

Net cash provided by financing activities for the three months ended March 31, 2018 was $2,212,225 as compared to $12,605 during the three months ended March 31, 2017, an increase of $2,199,620. During the three months ended March 31, 2018, we received proceeds from the sale of our common stock of $2,133,000 and received proceeds from advances from the parent company of $79,225. During the three months ended March 31, 2017, we received proceeds from advances from a former related party of $12,605.

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

Going Concern Consideration

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, we had a net loss of $924,317 for the three months ended March 31, 2018. The net cash used in operations was $645,703 for the three months ended March 31, 2018. Additionally, we had an accumulated deficit of $72,378,642, and had shareholders’ equity of $1,618,328 at March 31, 2018, and we are in default of on our convertible debt. These conditions raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. During the three months ended March 31, 2018, we sold our common stock for proceeds of $2,173,000 and at March 31, 2018, we had a cash balance of $1,566,522. Our controlling shareholder, Rokk3r Labs, has committed to meeting our operating expenses.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2018, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2018 and 2017 include the assumptions used in assessing impairment of investments, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions and stock-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 for the reasons discussed below.

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

2)	We did not maintain appropriate segregation of duties. As of March 31, 2018, the Company did not require dual signature on the Company’s bank accounts.

3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting since the filing of our annual report on Form 10-K for the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we sold 3,395,125 shares of our common stock for proceeds of $2,133,000 and a subscription receivable of $40,000, or $0.64 per common share. The subscription receivable of $40,000 was collected in April 2018.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.]

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rokk3r Inc.

Date: May 15, 2018	By:	/s/ Nabyl Charania
Nabyl Charania President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)