Form 10-Q
period 2018-06-30
Rokk3r Inc.
filed 2018-08-14
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Not applicable.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 100,664,819 Shares of Common Stock, par value $0.0001 per share as of August 14, 2018.

ROKK3R INC.

Form 10-Q
June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,633,052	$-
Accounts receivable	86,752	-
Prepaid expenses - parent company	250,000	-
Prepaid expenses	15,000	-
Total Current Assets	1,984,804	-

Furniture and equipment, net	8,318	-
Investment in parent company - cost method	1,000,000	1,000,000

Total Assets	$2,993,122	$1,000,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$153,277	$40,619
Accrued expenses	81,823	21,244
Convertible note payable, net	540,000	540,000
Notes payable - other	12,000	12,000
Due to parent company	11,682	16,492
Total Current Liabilities	798,782	630,355

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value. 50,000,000 shares authorized; none issued and outstanding
at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock - $0.0001 par value. 500,000,000 shares authorized. 100,664,819 and 94,828,287 shares issued
and outstabding at June 30, 2018 and December 31, 2017, respectively	10,067	9,483
Additional paid in capital	75,549,283	71,814,487
Accumulated deficit	(73,365,010)	(71,454,325)
Total Shareholders' Equity	2,194,340	369,645

Total Liabilities and Shareholders' Equity	$2,993,122	$1,000,000

See accompanying notes to the unaudited condensed consoldiated financial statements.

ROKK3R INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues	$507,845	$7,284	$507,845	$7,284

Operating Expenses:
Consulting fees - parent	750,000	-	1,500,000	-
Compensation expense	57,306	-	57,306	-
Contract labor	138,839	-	138,839	-
Professional fees	415,591	-	552,970	-
General and administrative expenses	115,857	34,348,790	136,756	34,356,360
Total Operating Expenses	1,477,593	34,348,790	2,385,871	34,356,360

Loss from Operations	(969,748)	(34,341,506)	(1,878,026)	(34,349,076)

Other Income (Expense):
Gain on extinguishment of debt (Note 1)	-	-	-	1,889,938
Interest expense	(16,620)	(5,000)	(32,659)	(24,506)
Total Other Income (Expense)	(16,620)	(5,000)	(32,659)	1,865,432

Loss Before Provision for Income Taxes	(986,368)	(34,346,506)	(1,910,685)	(32,483,644)

Provision for income taxes	-	-	-	-

Net loss	$(986,368)	$(34,346,506)	$(1,910,685)	$(32,483,644)

Net Loss per Share of Common Stock Outstanding –
Basic and Diluted	$(0.01)	$(1.52)	$(0.02)	$(2.87)

Weighted-average number of shares outstanding –
Basic and Diluted	101,783,317	22,625,390	97,717,445	11,309,293

See accompanying notes to the unaudited condensed consoldiated financial statements.

ROKK3R INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,910,685)	$(32,483,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	393	-
Gain on the extinguishment of debt	-	(1,889,938)
Preferred stock issued for consulting services	-	37,500
Common stock issued for professional and consulting services	-	33,572,356
Change in operating assets and liabilities:
Accounts receivable	(86,752)	(7,284)
Receivable from affliate	-	(345,000)
Deposit receivable	-	(22,000)
Prepaid expenses - parent company	(250,000)	-
Prepaid expenses	(15,000)	-
Accounts payable	112,658	-
Accrued expense	60,579	(2,574)
Accrued interest payable - related party	-	32,111
Net cash used in operating activities	(2,088,807)	(1,108,473)

Cash Flows from Investing Activities:
Investment in Rock3r Labs, LLC	-	(1,000,000)
Purchases of property and equipment.	(8,711)	-
Net cash used in investing activities	(8,711)	(1,000,000)

Cash Flows from Financing Activities:
Repayment of parent advances	(4,810)	-
Loan receivable	-	(17,000)
Proceeds from convertible note payable	-	305,000
Cash proceeds from notes payable	-	1,517,800
Stock issued for debt financing from First Fire Global Opportunities Fund, LLC	-	320,000
Cash proceeds from sale of common stock	3,735,380	-
Net cash provided by financing activities	3,730,570	2,125,800

Increase in Cash	1,633,052	17,327

Cash at beginning of period	-	-

Cash at end of period	$1,633,052	$17,327

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of Park Road Solutions	-	102,400
Stock issued for purchase of interest in Protect Pharmaceutical	-	3,840,000
Stock issued to purchase interest in Rock3r Labs, LLC	-	12,386,826
	$-	$16,329,226

See accompanying notes to the unaudited condensed consoldiated financial statements.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Rokk3r Inc. (the “Company”), formerly known as Eight Dragons Company, is a Nevada corporation. Its predecessor was incorporated in Delaware on September 27, 1996. On March 23, 2018, the Company changed its name to Rokk3r Inc. The name change was done to reflect its current business of providing consulting services and related value generating strategies which it commenced following the recently acquired technology platform to partner with entrepreneurs, strategists, creatives and engineers to design, build and launch organizations. The Company commenced this line of business following completion of the transactions set forth in the Restructuring Agreement and related transactions discussed below.

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

On May 15, 2018, the Company formed Rokk3r Ops Inc. and Rokk3r Fluid Inc., wholly-owned Florida corporations.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiaries, Rock3r Ops Inc. and Rokk3r Fluid Inc., as of June 30, 2018. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on April 17, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2018 and 2017 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions and stock-based compensation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017.

The carrying amounts reported in the balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued expenses, convertible note payable, note payable and amounts due to parent company approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Property and equipment

Property are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included “Investments” in the accompanying balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying statements of operations. Based on an impairment analysis, during the six months ended June 30, 2018 and 2017, the Company did not record any impairment loss related to such investments.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended June 30, 2018 and 2017, the Company did not record any impairment loss.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update ("ASU") ("ASU 2014-09") establishing Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company's sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

The services that are offered are focused on education, consulting (“Think Phases”), development (“Co-build”) and growth (“Scale”). The Company provides services to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentorship, and access to our global network of advisors, investors and business builders (“Education Services”). Revenue is recognized when the Company performs services pursuant to its agreements with customers and collectability is reasonably assured.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Loss per common share

Basic loss per share is calculated by dividing the net loss allocable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the net loss allocable to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2018, and 2017, potentially dilutive securities consisted of the following:

	June 30, 2018	June 30, 2017

Convertible debt	750,000	343,750

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Segment reporting

During the six months ended June 30, 2018 and 2017, the Company operated in one business segment.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its consolidated financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 3 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,910,685 for the six months ended June 30, 2018. The net cash used in operations was $2,088,807 for the six months ended June 30, 2018. Additionally, the Company had an accumulated deficit of $73,365,010, and had shareholders’ equity of $2,194,340 at June 30, 2018, and is in default of on its convertible debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. During the six months ended June 30, 2018, the Company sold its common stock for proceeds of $3,735,380 and at June 30, 2018, the Company had a cash balance of $1,633,052. The Company’s controlling shareholder, Rokk3r Labs, has committed to meeting its operating expenses.  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVESTMENTS

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the Transactions (See Note 1), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of the Company’s outstanding shares of common stock. Accordingly, the Company became a majority-owned subsidiary of Rokk3r Labs. In connection with the Transactions and recapitalization of the Company, in December 2017, the Company wrote down its investment in Rokk3r Labs to $1,000,000 to reflect the cash purchase price.  Accordingly, during the year ended December 31, 2017, the Company recorded an impairment loss of $12,386,826, which amount is attributable to the Company’s common stock issued to Rokk3r Labs. At June 30, 2018 and December 31, 2017, the Company’s cost method investment in Rokk3r Labs amounted to $1,000,000.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). The Firstfire Note was due on October 27, 2017, bears interest of 1% per annum and provides that the Company issue Firstfire 250,000 shares of common stock as additional consideration for the purchase of the Firstfire Note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate of 15% per annum from the due date thereof until paid in full. In the event that the Company fails to pay the Principal Amount hereof or interest thereon in full on the Maturity Date, the Company shall be obligated to pay Firstfire an additional $100,000 penalty. The Firstfire Note was convertible into common stock, at Firstfire’s option, at 75% multiplied by the lowest traded price of the Company common during the ten consecutive trading day period immediately preceding the trading day that the Company receives the Notice of Conversion from the Firstfire. The Firstfire Note has limited piggy back registration rights and prepayment provisions attached.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the Company and Firstfire upon execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note were governed by and were replaced by the Company’s obligations under the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a) (10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

On June 15, 2018, the Company and Firstfire entered into an Amendment to Settlement Agreement and Stipulation (the “Firstfire Amendment”) to amend the Settlement Agreement entered into on November 15, 2017. Pursuant to the terms of the Firstfire Amendment, the Company agreed to issue to Firstfire 1,000,000 shares (the “Settlement Shares”) of the Company’s common stock in full settlement of the claims set forth in the Settlement Agreement. The amount of Settlement Shares includes 250,000 shares of Common Stock previously issued to Firstfire in 2017 and an additional 750,000 shares to be issued by the Company upon approval of the Firstfire Amendment by the Court. The Company and Firstfire submitted the Firstfire Amendment to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares. The Firstfire Amendment became effective on July 9, 2018, when it was approved by the Court and the Company became obligated to issue the Settlement Shares, with such shares to be issued as freely trading securities pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

The number of Settlement Shares is subject to proportional adjustment in the event the Company issues or sells shares of the Company’s Common Stock for a consideration per share less than $0.64, or issue options, warrants or other securities convertible or exchange for shares of the Company’s Common Stock at a conversion or exercise price less than $0.64 per share, exclusive of certain issuances for compensation, existing agreements, acquisitions, issuances to contractors and vendors that are not for capital raising purposes. If any of these events should occur (other than the excluded events), the number of Settlement Shares will be increased in proportion to the amount of the per share issuance price below $0.64.

In addition, upon issuance of the Settlement Shares, Firstfire entered into an 18 month lock up agreement whereby it agreed not to sell any shares of the Common Stock it beneficially owns except as follows: (i) 25,000 shares during each consecutive month for a period of three consecutive months commencing on the first full month after the date the Firstfire Amendment is approved by the Court (the “Order Date”), (ii) 50,000 shares per month for a period of three consecutive months commencing on the fourth month after the Order Date; (iii) 75,000 shares per month for a period of three consecutive months commencing on the seventh month after the Order Date; and (iv) 100,000 shares each month for a period of three months commencing on the tenth month after the Order Date. If, however, the dollar value of shares sold by Firstfire during the 18-month lock-up period exceeds $500,000, then the number of shares that may be sold during each month during the six consecutive months after such period shall be limited to 40,000.

In addition, the Company agreed to reserve during the 18-month lock-up period 3,000,000 shares of its common stock subject to increase at the rate of three times the increase in the number of Settlement Shares if such amount is increased as a result of the anti-dilution protection discussed above.

As of June 30, 2018, no shares of the Company’s common have been issued pursuant to the Settlement Agreement and Firstfire Amendment other than 250,000 shares of common stock. The shares of Common Stock comprising the Settlement Shares are expected to be issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

At June 30, 2018 and December 31, 2017, accrued interest due under this convertible note amounted to $45,976 and $13,318, respectively, as included in accrued expenses on the accompanying condensed balance sheets.

At June 30, 2018 and December 31, 2017, convertible note payable consisted of the following:

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

	June 30, 2018	December 31, 2017

Principal amount	$430,000	$430,000
Add: debt premium liability	110,000	110,000
Convertible notes payable, net	$540,000	$540,000

NOTE 6 – SHAREHOLDERS’ EQUITY

Shares Authorized

On March 8, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 are common stock, par value $0.0001 per share (the “Common Stock”) and 50,000,000 are preferred stock, par value $0.0001 per share (the “Preferred Stock”).

Preferred Stock

As of June 30, 2018 and December 31, 2017, the Company had no shares of preferred stock issued and outstanding.

As of March 8, 2018, the Company has authorized 50,000,000 preferred shares with a par value of $0.0001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock. The designations and attributes of which were left for future determination by the Company’s board of directors.

On July 26, 2018, the Company filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of the Company’s previously authorized preferred stock as Series B preferred stock. The Certificate of Designation and its filing was approved by a board of directors on July 26, 2018 without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 10).

Common Stock

During the six months ended June 30, 2018, pursuant to subscription agreements, the Company sold 5,836,532 shares of its common stock for proceeds of $3,735,380, or $0.64 per common share.

2018 Equity Incentive Plan

On March 7, 2018, our board approved, subject to shareholder approval by written consent on the same date, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock have been initially authorized and reserved for issuance under the 2018 Equity Incentive Plan. This reserve will automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board. As of June 30, 2018, no equity instruments have been issued under the plan.

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At June 30, 2018, the Company had a cash balance of $1,633,052. The Company has not experienced any losses in such accounts through June 30, 2018.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Customer concentrations

For the six months ended June 30, 2018, three customers accounted for approximately 65.5% of total consolidated revenues (36.0%, 17.7%,  and 11.8%). A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

At June 30, 2018, 80.8%, and 19.2% of our accounts receivable were from two customers.

NOTE 8 – RELATED-PARTY TRANSACTIONS

Due to parent company

During the six months ended June 30, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $90,907 and repaid $95,717 for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2018 and December  31, 2017, amounts due to Rokk3r Labs amounted to $11,682 and $16,492 respectively.

Collaboration agreement – parent company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three and six months ended June 30, 2018, the Company recorded consulting fees – parent company of $750,000 and $1,500,000 related to the Rokk3r Labs, respectively. At June 30, 2018, the Company recorded prepaid expenses – related party of $250,000 representing the July 2018 consulting fee which was paid in advance.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

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

On March 16, 2018, Defendants filed a separate complaint against the Company and Rokk3r Labs in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint brought by Defendants alleges Breach of Contract, Breach of Fiduciary Duty, Fraud in the Inducement, existence of a Quasi-Contract, and Aiding and Abetting all of which stem from or relate to the JV Agreement.  Defendants have since dismissed their lawsuit, but have filed counterclaims to the Rokk3r Complaint that are identical to those set forth in the dismissed complaint.

The Company and Rokk3r have moved to dismiss the counterclaims and Press Media’s counsel has withdrawn from its representation of Press Media. The lawsuit is in its early stages and only preliminary discovery has been taken.  We believe that the Company’s claims are meritorious and that it has strong defenses to the Counterclaims.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 10 – SUBSEQUENT EVENTS

Series B Preferred Stock

On July 26, 2018, the Company filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B preferred stock. The Certificate of Designation and its filing was approved by the Company’s board of directors on July 26, 2018 without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The Certificate of Designation includes:

•	the original issue price of each share is $0.64 (the “Original Issue Price”),
•	the shares are entitled to one vote for each share of common stock that such shares of Series B Preferred are convertible into,
•	the shares do not pay dividends,
•
each share is convertible into shares of our common stock at a conversion rate of one share of common stock for each share of Series B Preferred, subject to adjustment as hereinafter set forth. In the event of a breach by us of the rights, preferences, powers, restrictions and limitations of the Series B Preferred, then the number of shares of our common stock issuable upon conversion will be increased to 1.1 shares of common stock for each share of Series B Preferred and the holder may exercise its redemption rights discussed below,

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

•
the conversion price of the Series B Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if we issue or sell shares of our common stock in one or more capital-raising transactions which results in gross proceeds to us of more than $500,000 at a purchase price per share of less than $0.64. If this event should occur, the number of shares of our common stock issuable upon conversion is increased on a pro-rata basis, and

•
the holder of the Series B Preferred has the right to elect to have all or any portion of the then outstanding shares of Series B Preferred redeemed by us at any time and from time to time on or after 18 months following the issuance of 3,906,250 shares or after any breach of the rights, preferences, powers, restrictions and limitations of the Series B Preferred for a price per share equal to 122.5% of the Original Issue Price, as adjusted.

Stock Purchase Agreement

On July 26, 2018, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which, at closing, the Company agreed to issue and sell to that investor up to 4,687,500 shares of its Series B Convertible Preferred Stock, $0.0001 par value (“Series B Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, commencing on the July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from the Company in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share.

In connection with the Company’s obligations under the Stock Purchase Agreement, the Company and its parent, Rokk3r Labs, entered into a Security and Pledge Agreement. Pursuant to the terms of this agreement, Rokk3r Labs pledged as collateral security for the payment, performance and observance of all of the Company’s obligations under Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, and the Series B Preferred, securities owned by Rokk3r Labs with a value of approximately $16,000,000 (the “Collateral”). Rokk3r Labs may transfer any of its interests in the Collateral so long as the Company or Rokk3r Labs, at their option, (i) add the proceeds of such transfer to the Collateral or (ii) promptly pledge a first priority security interest in one or more securities identified in the Security and Pledge Agreement that have an aggregate value equal to or greater than the value of such proceeds, provided, however, (x) no replacement collateral shall be required unless the aggregate value of the then-remaining Collateral decreases below an amount that is equal to three (3) times the amount invested and (y) any such reserve equity interests used as replacement collateral shall be subject to the investor’s prior approval (not to be unreasonably withheld or delayed).

Upon a default under the terms of the Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, or the Series B Preferred, the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. The pledge of the Collateral shall (a) remain in full force and effect until (i) the Company has acquired 75% of Rokk3r Labs’ current ownership interests in the aggregate in the entities that make up the reserved equity interests and the Collateral, or (ii) 75% of the shares of Series B Preferred owned by the investor have been converted into the Company’s common stock or have been redeemed by the investor.

The investor has certain information, observer and inspection rights which permit such investor to receive certain financial statements on a periodic basis, budget and business plan information annually and such other information as the investor shall reasonably request.  The investor is entitled to appoint two representatives to become members of the Company’s strategic Advisory Board for a period of no less than two years after the initial issuance of the Series B Preferred. The Advisory Board will be established by the Company’s board to offer them and the Company strategic ideas and advice regarding potential businesses expansion and strategy of the Company as mandated from time-to-time by the board, including development and location of Rokk3r Hubs, opportunity identification, pilot program identification and execution, deal origination, acquisitions and mergers and representation of the Company and its brand. The Company agreed to compensate the investor for the participation by its designees on the Company’s Advisory Board by issuing the investor 300,000 shares of the Company’s restricted Common Stock, with 50% of such shares vesting twelve months after the issuance date of the Series B Preferred and the 50% remaining balance vesting twenty-four months after the issuance date of the Series B Preferred, so long as at least one investor designee is a member of the Advisory Board at the time of vesting. In addition, the investor or its affiliates are entitled to, without additional charge, certain corporate educational services the Company  provides to its clients.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

In connection with the Company’s obligations under the Stock Purchase Agreement, we entered into an Investor Rights Agreement with the investor. Pursuant to the terms of this agreement, the Company agreed to, among other things, file a registration statement covering the investor’s resale of the Common Stock underlying the Series B Preferred (to the extent such shares are registrable under the Securities Act) within 60 days following demand by such investor, with such demand right permitted any time after 180 days after the effective date of a registration statement related to the Company’s first underwritten public offering of the Company’s Common Stock under the Securities Act (an “IPO”). In addition, the Company agreed to register such shares if the Company files a registration statement in connection with a public offering of its securities for cash. So long as the investor holds 75% of the Series B Preferred, the investor has similar demand registration rights if at any time we are eligible to use a Form S-3. All registration rights are subject to cut back to the extent the Company’s Chief Executive Officer makes a good faith determination that a registration statement would interfere with certain corporate events identified in such agreement.

Subsequent to June 30, 2018, the Company issued 781,250 shares of Series B Preferred Stock for net proceeds of $500,000.

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

The Company

We were formerly known as Eight Dragons Company, a Nevada corporation. Our predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, we changed our name to Rokk3r Inc. In connection with this name change, on June 18, 2018, our trading symbol was changed to “ROKK” and CUSIP No. to 77544L104.

We expect to generate revenues primarily from educational and other consulting services agreements focused on education, consulting, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreement, we provide the "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In Co-build, our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale".

Recent Developments

On May 10, 2018, the Board of Directors approved the incorporation of two wholly-owned subsidiaries, Rokk3r Ops Inc. (“Ops”) to provide our "Think Phase," "Co-build," and “Scale” services; and Rokk3r Fluid Inc. (“Fluid”)  to pursue our plans to launch our newly created blockchain consulting services division. Both entities were incorporated in Florida. Rokk3r Ops Inc. (“Ops”) is fully operational, and its financials are already consolidated. Rokk3r Fluid Inc. (“Fluid”) is not operational yet.

On July 26, 2018, we completed a financing transaction for proceeds of up to $3,000,000 over a period of up to six months. We intend to use the funds from this financing along with funds raised in private offerings during the quarter ended June 30, 2018 to continue to develop and expand our business operations. The July 26, 2018 financing transaction involved our sale of up to 4,687,500 shares of our Series B Convertible Preferred Stock, $0.0001 par value (“Series B Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares of the Series B Preferred will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, commencing on the July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from us in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share. We will use the proceeds from the issuance of the Series B Preferred for the operations of our business and for working capital purposes.  Additional disclosure regarding the collateral and certain rights of the investor in connection with this transaction are disclosed below under the Section “Current and Future Financings – Series B Preferred Stock”.

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

In connection with our planned sale of preferred stock discussed above, on July 26, 2018, we filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B preferred stock. The Certificate of Designation and its filing was approved by our board of directors on July 26, 2018 without shareholder approval as provided for in our articles of incorporation and under Nevada law.

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within Ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable.

On July 10, 2018, David Zhu, founder of Arcana Wallet, a crypto asset security company providing secure dynamic control of cryptocurrency investments and co-founder of the California-headquartered Enplug, accepted the appointment as a non-exclusive Entrepreneur-in-Residence (“EiR”) until December 31, 2019. This relationship is of mutual benefit where the goals are to foster growth and to expand opportunities worldwide. Each party is solely responsible for all of its costs and expenses associated with the performance of the activities; however, Rokk3r agreed to grant Mr. Zhu a one-time compensation for the appointment equivalent to 100,000 shares of our common stock  and $50,000.00 upon the creation of the ARCA Tokens by Arcana Limited, a Hong Kong entity.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $507,845 and $0 for the six months ended June 2018 and 2017, respectively. For the six months ended June 30, 2018, three customers accounted for approximately 65.5% of total consolidated revenues (36.0%, 17.7% and 11.8%).

During the six months ended June 30, 2018, we signed seven service contracts to provide "Think Phase," "Co-build," and “Scale” services yielding $507,845 in revenues. These contracts were signed with businesses in very diverse industries such as retail, financial services, and energy.

On July 10, 2018, the Arcana Service Agreement was signed between Ops and Arcana Limited, a Hong Kong company, a crypto asset security entity that provides secure dynamic control of crypto-currency investments. This agreement is for consulting services in connection with the idea or concept for a system or technology and the associated business model and business strategy presented by Arcana Limited to Rokk3r and subject to further development and modification by Rokk3r exclusively and solely for Arcana Limited. In consideration for the Services, Arcana Limited will pay a non-refundable fee of 666,667 Arca Tokens. The Arca Tokens will be delivered to Rokk3r upon their generation event, which has not occurred yet.

Operating Expenses

For the three and six months ended June 30, 2018, we incurred operating expenses in the amount of $1,477,593 and $2,385,871 compared to $34,348,790 and $34,356,360 for the three and six months ended June 30, 2017, respectively, a decrease of $32,871,197 and $31,970,489, or 95.7% and 93.1%, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Consulting fees - parent	$750,000	$-	$1,500,000	$-
Compensation expense	57,306	-	57,306	-
Contract labor	138,839	-	138,839	-
Professional fees	415,591	-	552,970	-
General and administrative expenses	118,857	34,348,790	136,756	34,356,360
Total	$1,477,593	$34,348,790	$2,385,871	$34,356,360

Changes in operating expenses were attributable to:

•
For the three and six months ended June 30, 2018, we recorded consulting expense – parent company of $750,000 and $1,500,000, respectively. On April 9, 2018, we entered into a collaboration agreement with Rokk3r Labs, our controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.

•
For the three and six months ended June 30, 2018, compensation expenses representing salaries and benefits paid to employees amounted to $57,306 and $57,306 as compared to $0 and $0 for the three and six months ended June 30, 2017, respectively. During the second quarter of 2018, we hired employees and commenced our business operations.

•
For the three and six months ended June 30, 2018, contract labor representing various contract services paid to independent outside companies related to projects amounted to $138,839 and $138,839 as compared to $0 and $0 for the three and six months ended June 30, 2017, respectively. During the second quarter of 2018, we hired consultants and commenced our business operations.

•
For the three and six months ended June 30, 2018, professional fees consisting of legal fee expense, accounting fee expense and other professional fee expenses amounted to $415,591 and $552,970 as compared to $0 and $0 for the three and six months ended June 30, 2017, respectively.

•
For the three and six months ended June 30, 2018, general and administrative expenses decreased by $34,232,933 and $34,219,604 as compared to the three months ended June 30, 2017 respectively.  A significant portion of general and administrative expenses in 2017 was as a result of the payment of stock-based compensation to consultants and a former officer and its valuation based on the market price.

Other Income (Expenses)

During the three months ended June 30, 2018 and 2017, we incurred other expenses, consisting of interest expense, of $16,620 and $5,000, an increase of $11,620.  For the six months ended June 30, 2018 other expenses amounted to $32,659 as compared to other income of $1,865,432 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we recorded a gain of $1,889,938 from the extinguishment of debt that was a condition to a change of control transaction that occurred in March 2017 compared to $0 for the six months ended June 30, 2018. Additionally, for the six months ended June 30, 2018 and 2017, we recorded interest expense of $32,659 and $24,506, an increase of $8,153, or 33.3%. Interest expense was primarily related to the Company’s issuance of a convertible promissory note to Firstfire.

Net (Loss) Income

We incurred a net loss for the three months ended June 30, 2018 in the amount of $986,368, or $(0.01) per basic and diluted common share, compared to net loss of $34,346,506 or ($1.52) per basic and diluted common share, for the three months ended June 30, 2017, a change of $33,360,318 or 97.1%.

We incurred a net loss for the six months ended June 30, 2018 in the amount of $1,910,685, or $(0.02) per basic and diluted common share, compared to net loss of $32,483,644 or ($2.87) per basic and diluted common share, for the six months ended June 30, 2017, a change of $30,572,959 or 94.1%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2018, our working capital surplus amounted to $1,186,022 as compared to a working capital deficit of $630,355 as of December 31, 2017, a change of $1,816,377. This increase in working capital is primarily a result of an increase in cash of $1,633,052, an increase in prepaid expenses of $265,000 and an increase in accounts receivable of $86,752, offset by an increase in accounts payable of $112,658 and an increase in accrued expenses of $60,579.

			December 31, 2017 to June 30, 2018
	June 30, 2018	December 31, 2017	Change	Percentage Change
Working capital surplus (deficit):
Total current assets	$1,984,804	$-	$1,984,804	-%
Total current liabilities	(798,782)	(630,355)	(168,427)	26.7%
Working capital surplus (deficit):	$1,186,022	$(630,355)	$1,816,377	288.2%

During the six months ended June 30, 2018, pursuant to subscription agreements, the Company sold 5,836,532 shares of its common stock for proceeds of $3,735,380, or $0.64 per common share.

On July 27, 2018, the Company sold 781,250 shares of Series B Preferred Stock for net proceeds of $500,000.

During the six months ended June 30, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $90,907 and repaid $95,717 for working capital purposes.

Current and Future Financings

Current Indebtedness

Following is an analysis of convertible debt at June 30, 2018:

June 30, 2018

Contractual balance	$430,000
Add: debt premium liability	110,000
Convertible debt	$540,000

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

On June 15, 2018, the Company and Firstfire entered into an Amendment to Settlement Agreement and Stipulation (the “Firstfire Amendment”) to amend the Settlement Agreement. Pursuant to the terms of the Firstfire Amendment, the Company agreed to issue to Firstfire 1,000,000 shares (the “Settlement Shares”) of the Company’s common stock, $0.0001 par value (the “Common Stock”) in full settlement of the claims set forth in the Settlement Agreement. The amount of Settlement Shares includes 250,000 shares of Common Stock previously issued to Firstfire and an additional 750,000 shares to be issued by the Company upon approval of the Firstfire Amendment by the Circuit Court of Broward County, Florida (the “Court”). The Company and Firstfire agreed to submit the Firstfire Amendment to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares. The Firstfire Amendment became effective on July 9, 2018, when it was approved by the Court and the Company became obligated to issue the Settlement Shares.

The number of Settlement Shares is subject to proportional adjustment during the period which is the longer of (i) the lock-up period discussed below, or (ii) the period of time over which Firstfire sells Settlement Shares with an aggregate dollar value of $500,000 or more, in the event we issue or sell shares of the Company’s Common Stock for a consideration per share less than $0.64, or issue options, warrants or other securities convertible or exchange for shares of the Company’s Common Stock at a conversion or exercise price less than $0.64 per share, exclusive of certain issuances for compensation, existing agreements, acquisitions, issuances to contractors and vendors that are not for capital raising purposes. If any of these events should occur over the period of time discussed above (other than certain excluded events), the number of Settlement Shares will be increased in proportion to the amount of the per share issuance price below $0.64.

In addition, upon issuance of the Settlement Shares, Firstfire entered into an 18 month lock up agreement whereby it agreed not to sell any shares of the Common Stock it beneficially owns except as follows: (i) 25,000 shares during each consecutive month for a period of three consecutive months commencing on the first full month after the date the Firstfire Amendment is approved by the Court (the “Order Date”), (ii) 50,000 shares per month for a period of three consecutive months commencing on the fourth month after the Order Date; (iii) 75,000 shares per month for a period of three consecutive months commencing on the seventh month after the Order Date; and (iv) 100,000 shares each month for a period of three months commencing on the tenth month after the Order Date. If, however, the dollar value of shares sold by First during the 18-month lock-up period exceeds $500,000, then the number of shares that may be sold during each month during the six consecutive months after such period shall be limited to 40,000.

In addition, the Company agreed to reserve during the 18-month lock-up period 3,000,000 shares of its common stock subject to increase at the rate of three times the increase in the number of Settlement Shares if such amount is increased as a result of the anti-dilution protection discussed above.

As of June 30, 2018, no shares of the Company’s common have been issued pursuant to the Settlement Agreement and Firstfire Amendment other than 250,000 shares of common stock. The shares of Common Stock comprising the Settlement Shares are expected to be issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

Series B Preferred Stock

On July 26, 2018, we completed a financing transaction for proceeds of up to $3,000,000 over a period of up to six months. We intend to use the funds from this financing along with funds raised in private offerings during the quarter ended June 30, 2018 to continue to develop and expand our business operations. The July 26, 2018 financing transaction involved our sale of up to 4,687,500 shares of our Series B Convertible Preferred Stock, $0.0001 par value (“Series B Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares of the Series B Preferred will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, commencing on the July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from us in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share. We will use the proceeds from the issuance of the Series B Preferred for the operations of our business and for working capital purposes.

In connection with our obligations under the Stock Purchase Agreement, our company and our controlling shareholder Rokk3r Labs entered into a Security and Pledge Agreement. Pursuant to the terms of this agreement, Rokk3r Labs pledged as collateral security for the payment, performance and observance of all of our obligations under Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, and the Series B Preferred, securities owned by Rokk3r Labs with a value of approximately $16,000,000 (the “Collateral”). Rokk3r Labs may transfer any of its interests in the Collateral so long as our company or Rokk3r Labs, at their option, (i) add the proceeds of such transfer to the Collateral or (ii) promptly pledge a first priority security interest in one or more securities identified in the Security and Pledge Agreement that have an aggregate value equal to or greater than the value of such proceeds, provided, however, (x) no replacement collateral shall be required unless the aggregate value of the then-remaining Collateral decreases below an amount that is equal to three (3) times the amount invested and (y) any such reserve equity interests used as replacement collateral shall be subject to the investor’s prior approval (not to be unreasonably withheld or delayed).

Upon a default under the terms of the Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, or the Series B Preferred, the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. The pledge of the Collateral shall (a) remain in full force and effect until (i) we have acquired 75% of Rokk3r Labs’ current ownership interests in the aggregate in the entities that make up the reserved equity interests and the Collateral, or (ii) 75% of the shares of Series B Preferred owned by the investor have been converted into our common stock or have been redeemed by the investor.

In connection with our obligations under the Stock Purchase Agreement, we entered into an Investor Rights Agreement with the investor. Pursuant to the terms of this agreement, we agreed to, among other things, file a registration statement covering the investor’s resale of the Common Stock underlying the Series B Preferred (to the extent such shares are registrable under the Securities Act) within 60 days following demand by such investor, with such demand right permitted any time after 180 days after the effective date of a registration statement related to our first underwritten public offering of our Common Stock under the Securities Act (an “IPO”). In addition, we agreed to register such shares if we file a registration statement in connection with a public offering of our securities for cash. So long as the investor holds 75% of the Series B Preferred, the investor has similar demand registration rights if at any time we are eligible to use a Form S-3. All registration rights are subject to cut back to the extent our Chief Executive Officer makes a good faith determination that a registration statement would interfere with certain corporate events identified in such agreement. All expenses (other than selling expenses) incurred in connection with registrations, fees and disbursements of our counsel; and the reasonable fees and disbursements of counsel for the selling investors will be paid by us.

The investor has certain information, observer and inspection rights which permit such investor to receive certain financial statements on a periodic basis, budget and business plan information annually and such other information as the investor shall reasonably request.  The investor is entitled to appoint two representatives to become members of our strategic Advisory Board for a period of no less than two years after the initial issuance of the Series B Preferred. The Advisory Board will be established by our board to offer them and the Company strategic ideas and advice regarding potential businesses expansion and strategy of the Company as mandated from time-to-time by the board, including development and location of Rokk3r Hubs, opportunity identification, pilot program identification and execution, deal origination, acquisitions and mergers and representation of the Company and its brand. We agreed to compensate the investor for the participation by its designees on our Advisory Board by issuing the investor 300,000 shares of our restricted Common Stock, with 50% of such shares vesting twelve months after the issuance date of the Series B Preferred and the 50% remaining balance vesting twenty-four months after the issuance date of the Series B Preferred, so long as at least one investor designee is a member of the Advisory Board at the time of vesting. In addition, the investor or its affiliates are entitled to, without additional charge, certain corporate educational services we provide to our clients.

The information, observer, inspection and advisory board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements of Section 12(g) or 15(d) of the Exchange Act, or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first.

Cash flows for the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Net cash flow used in operating activities was $2,088,807 for the six months ended June 30, 2018 as compared to $1,108,473 for the six months ended June 30, 2017, an increase of $980,334.

•
Net cash flow used in operating activities for the six months ended June 2018 primarily reflected a net loss of $1,910,685, depreciation of $393 and changes in operating assets and liabilities of $178,515 primarily related to an increase in prepaid expenses of $265,000, an increase in accounts payable of $112,658 and increase in accrued expenses of $60,579. During the six months ended June 30, 2018, we used cash of $1,750,000 to pay consulting to our parent company of $1,500,000 and prepaid July 2018 consulting fee of $250,000 to our parent.

•
Net cash flow used in operating activities for the six months ended June 30, 2017 primarily reflected net loss of $32,483,644 and the add-back of non-cash items consisting of a gain on the extinguishment of debt of $1,889,938, preferred stock issued for consulting services of $37,500, common stock issued for professional and consulting services of $33,572,356, This was offset by changes in operating assets and liabilities of $344,747.

Net cash used in financing activities for the six months ended June 30, 2018 was $8,711 as compared to $1,000,000 during the six months ended June 30, 2017, a decrease of $991,289. During the six months ended June 30, 2018, we had purchases of property and equipment of $8,711.

Net cash provided by financing activities for the six months ended June 30, 2018 was $3,730,570 as compared to $2,125,800 during the six months ended June 30, 2017, an increase of $1,604,770. During the six months ended June 30, 2018, we received proceeds from the sale of our common stock of $3,735,380 and received proceeds from advances from the parent company of $4,810. During the six months ended June 30, 2017, we received proceeds from stock issued for convertible debt holders of $1,517,800, stock issued for debt financing from First Fire Global Opportunities Fund, LLC of $320,000, note payable to Firstfire Global Opportunities Fund, LLC of $305,000, offset by payment of a loan receivable of $17,000.

We do not have sufficient resources to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. Other than the July 26, 2018 agreement to sell shares of our Series B Preferred Stock, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, we had a net loss of $1,910,685 for the six months ended June 30, 2018. The net cash used in operations was $2,088,807 for the six months ended June 30, 2018. Additionally, we had an accumulated deficit of $73,365,010, and had shareholders’ equity of $2,194,340 at June 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. During the six months ended June 30, 2018, we sold our common stock for proceeds of $3,735,380, and at June 30, 2018, we had a cash balance of $1,633,052. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2018, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2018 and 2017 include the assumptions used in assessing impairment of investments, valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions and stock-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 for the reasons discussed below.

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

2)	We did not maintain appropriate segregation of duties. As of June 30, 2018, the Company did not require dual signature on the Company’s bank accounts.

3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 16, 2018, Defendants filed a separate complaint against the Company and Rokk3r Labs in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint brought by Defendants alleges Breach of Contract, Breach of Fiduciary Duty, Fraud in the Inducement, existence of a Quasi-Contract, and Aiding and Abetting all of which stem from or relate to the JV Agreement.  Defendants have since dismissed their lawsuit, but have filed counterclaims to the Rokk3r Complaint that are identical to those set forth in the dismissed complaint.

The Company and Rokk3r have moved to dismiss the counterclaims and Press Media’s counsel has withdrawn from its representation of Press Media. The lawsuit is in its early stages and only preliminary discovery has been taken.  We believe that the Company’s claims are meritorious and that it has strong defenses to the Counterclaims.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, pursuant to subscription agreements, we sold an aggregate of 2,441,407 shares of our unregistered common stock to  15 investors for aggregate proceeds of $1,562,500, or $0.64 per share.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

3.1(e)
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018) .

10.13
Amendment to Settlement Agreement and Stipulation between Rokk3r Inc. and Firstfire Global Opportunities Fund, LLC dated June 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2018) .

10.14	Stock Purchase Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.15	Security and Pledge Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.16	Investor Rights Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

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

Rokk3r Inc.

Date: August 14, 2018	By:	/s/ Nabyl Charania
Nabyl Charania President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

* Company’s controlling shareholder.