Form 10-Q
period 2018-09-30
Rokk3r Inc.
filed 2018-11-14
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018
or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”   “accelerated filer,”   “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 101,427,105 Shares of Common Stock, par value $0.0001 per share as of November 12, 2018.

ROKK3R INC.

Form 10-Q
September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,848,982	$-
Accounts receivable	360,315	-
Prepaid expenses	265,777	-
Due from parent company	41,499	-
Total Current Assets	2,516,573	-

Furniture and equipment, net	7,858	-
Investment in parent company - cost method	1,000,000	1,000,000

Total Assets	$3,524,431	$1,000,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$136,360	$40,619
Accrued expenses	17,250	21,244
Convertible note payable, net	-	540,000
Notes payable - other	12,000	12,000
Due to parent company	-	16,492
Total Current Liabilities	165,610	630,355

Redeemable Preferred Stock:
Redeemable Series B convertible preferred stock, 4,687,500 shares authorized; $0.0001 par value;
1,562,500 and nil shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,500,000	-

Total Liabilities	1,665,610	630,355

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000 authorized; $0.0001 par value; no shares issued and outstanding
at September 30, 2018 and December 31, 2017	-	-
Common stock - $0.0001 par value. 500,000,000 shares authorized; 101,427,105 and 94,828,287
shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,143	9,483
Additional paid in capital	76,167,555	71,814,487
Accumulated deficit	(74,318,877)	(71,454,325)
Total Shareholders' Equity	1,858,821	369,645

Total Liabilities and Shareholders' Equity	$3,524,431	$1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues	$584,324	$-	$1,092,169	$7,284

Operating Expenses:
Consulting fees – parent	625,000	-	2,125,000	-
Consulting fees – other	147,958	-	367,878	-
Compensation expense	185,032	-	242,338	-
Contract labor	315,696	-	454,536	-
Professional fees	150,846	-	483,896	-
General and administrative expenses	105,445	302,118	242,198	34,338,478
Impairment loss	-	3,942,400	-	3,942,400
Total Operating Expenses	1,529,977	4,244,518	3,915,846	38,280,878

Loss from Operations	(945,653)	(4,244,518)	(2,823,677)	(38,273,594)

Other Income (Expense):
Gain on extinguishment of debt (Note 1)	-	-	-	1,889,938
Interest expense	(7,789)	(130,000)	(40,448)	(474,506)
Other expense	(427)	-	(427)	-
Total Other Income (Expense)	(8,216)	(130,000)	(40,875)	1,415,432

Loss Before Provision for Income Taxes	(953,869)	(4,374,518)	(2,864,552)	(36,858,162)

Provision for income taxes	-	-	-	-

Net loss	$(953,869)	$(4,374,518)	$(2,864,552)	$(36,858,162)

Net Loss per Share of Common Stock Outstanding –
Basic and Diluted	$(0.01)	$(0.11)	$(0.03)	$(1.70)

Weighted-average number of shares outstanding –
Basic and Diluted	101,082,850	40,953,594	98,851,573	21,668,272

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,864,552)	$(36,858,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	853	-
Gain on the extinguishment of debt	-	(1,889,938)
Preferred stock issued for consulting services	-	37,500
Common stock issued for professional and consulting services	25,800	33,572,356
Impairment loss	-	3,942,400
Non-cash interest expense	40,449	455,000
Bad debt	-	5,784
Change in operating assets and liabilities:
Accounts receivable	(360,315)	(5,784)
Receivable from affiliate	(41,499)	(121,429)
Deposit receivable	-	(22,000)
Prepaid expenses	(265,777)	-
Accounts payable	95,741	-
Accrued expense	8,105	66,176
Accrued interest payable - related party	-	19,506
Net cash used in operating activities	(3,361,195)	(798,591)

Cash Flows from Investing Activities:
Investment in Rock3r Labs, LLC	-	(1,000,000)
Purchases of property and equipment	(8,711)	-
Net cash used in investing activities	(8,711)	(1,000,000)

Cash Flows from Financing Activities:
Loan receivable	-	(17,000)
Proceeds from convertible note payable	-	300,000
Cash proceeds from notes payable	-	1,517,800
Proceeds (payment) on loan from - parent company	(16,492)	12,605
Cash proceeds from sale of common stock	3,735,380	-
Cash proceeds from sale of Series B Convertible Preferred stock	1,500,000	-
Net cash provided by financing activities	5,218,888	1,813,405

Increase in Cash	1,848,982	14,814

Cash at beginning of period	-	-

Cash at end of period	$1,848,982	$14,814

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Investing and Financing Activities:
Common stock issued for compensation and consulting services	$25,800	$33,609,856
Stock issued for debt conversion	$482,548	$1,517,800
Reclassification of note premium upon conversion of debt	$110,000	$-
Stock issued for acquisition of Park Road Solutions	$-	$102,400
Stock issued for purchase of interest in Protect Pharmaceutical	$-	$3,840,000
Stock issued to purchase interest in Rock3r Labs, LLC	$-	$12,386,826

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

•
The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company 9,710,295 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, of the Company, for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into the Taylor Rescission Agreement.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

On May 15, 2018, the Company formed Rokk3r Ops Inc. and Rokk3r Fluid Inc., wholly-owned Florida corporations.

On October 15, 2018, Rokk3r Ops Inc., Company’s wholly-owned subsidiary, formed B3riblock Inc. and Rokk3r Flamingo Inc., both Delaware corporations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiaries, Rock3r Ops Inc. and Rokk3r Fluid Inc., as of September 30, 2018. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on April 17, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2018 and 2017 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018 and 2017, the Company recorded nil and $3,942,400 of impairment loss, related to investments, respectively (see Note 4).

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended September 30, 2018 and 2017, the Company did not record any impairment loss.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

Convertible notes with fixed rate conversion options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - "Distinguishing Liabilities from Equity."

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

Redeemable Preferred Stock

Redeemable preferred stock (i.e., redeemable upon the occurrence of an event) and preferred stock that is redeemable (outside the control of the issuer), including those instruments that are redeemable at the option of the holder, are required to be present in mezzanine equity. Mezzanine equity is presented after liabilities and before stockholders’ equity on the balance sheet. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future. Pursuant to ASC 480-10-S99, the Company presents redeemable securities that are classified as mezzanine equity separate from all other stockholders’ equity accounts that are classified as permanent equity (e.g., non-redeemable preferred, common stock, and retained earnings). The Company sold 2,343,750 share of Series B redeemable convertible preferred stock for net proceeds of $1,500,000, or $0.64 per preferred share, during the three months ended September 30, 2018 which is classified in mezzanine equity under “Redeemable Preferred Stock” (see Note 6).

Loss per common share

Basic loss per share is calculated by dividing the net loss allocable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the net loss allocable to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2018, and 2017, potentially dilutive securities consisted of the following:

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

	September 30,
	2018	2017

Convertible debt	-	62,857

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees,” all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Segment reporting

During the nine months ended September 30, 2018 and 2017, the Company operated in one business segment.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 3 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,864,552 for the nine months ended September 30, 2018. The net cash used in operations was $3,361,195 for the nine months ended September 30, 2018. Additionally, the Company had an accumulated deficit of $74,318,877, and had shareholders’ equity of $1,858,821 at September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. During the nine months ended September 30, 2018, the Company sold its common stock for net proceeds of $3,735,380 and Series B Convertible Preferred shares for net proceeds of $1,500,000 for a total net proceeds of $5,235,380, the Company had a cash balance of $1,848,982 at September 30, 2018. The Company’s controlling shareholder, Rokk3r Labs, has committed to meeting its operating expenses. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVESTMENTS

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the Transactions (See Note 1), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of the Company’s outstanding shares of common stock. Accordingly, the Company became a majority-owned subsidiary of Rokk3r Labs. In connection with the Transactions and recapitalization of the Company, in December 2017, the Company wrote down its investment in Rokk3r Labs to $1,000,000 to reflect the cash purchase price.  Accordingly, during the year ended December 31, 2017, the Company recorded an impairment loss of $12,386,826, which amount is attributable to the Company’s common stock issued to Rokk3r Labs. At September 30, 2018 and December 31, 2017, the Company’s cost method investment in Rokk3r Labs amounted to $1,000,000.

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

During the nine months ended September 30, 2018 and 2017, the Company recorded nil and $3,942,400 of impairment loss, related to investments, respectively.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). The Firstfire Note was due on October 27, 2017, bears interest of 1% per annum and provides that the Company issue Firstfire 250,000 shares of common stock as additional consideration for the purchase of the Firstfire Note. Any principal amount or interest on this Note not paid when due shall bear interest at the rate of 15% per annum from the due date thereof until paid in full. In the event that the Company fails to pay the principal amount hereof or interest thereon in full on the maturity date, the Company shall be obligated to pay Firstfire an additional $100,000 penalty. The Firstfire Note was convertible into common stock, at Firstfire’s option, at 75% multiplied by the lowest traded price of the Company common during the ten consecutive trading day period immediately preceding the trading day that the Company receives the Notice of Conversion from the Firstfire. The Firstfire Note has limited piggy back registration rights and prepayment provisions attached.

The Company paid original issuance cost of $30,000 in connection with this note payable which will be amortized over the term of the note. Since the convertible note was not repaid on October 27, 2017, the Company increased the principal amount of this note by $100,000 and recorded interest expense of $100,000 in 2017.

On April 27, 2017, in connection with the Firstfire, the Company issued to Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note. The Company valued these shares at $320,000, or $1.28 per common share. In connection with the issuance of these shares, in 2017, the Company recorded interest expense of $320,000.

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

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock upon conversion of the Settlement Amount by Firstfire. The Settlement Amount was convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares shall be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire could deliver a request to the Company for shares of Common Stock to be issued to Firstfire (the “Firstfire Share Request”).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

The number of Settlement Shares shall be subject to proportional adjustment in the event the Company issues or sells shares of the Company’s Common Stock for a consideration per share less than $0.64, or issue options, warrants or other securities convertible or exchange for shares of the Company’s Common Stock at a conversion or exercise price less than $0.64 per share, exclusive of certain issuances for compensation, existing agreements, acquisitions, issuances to contractors and vendors that are not for capital raising purposes. If any of these events should occur (other than the excluded events), the number of Settlement Shares shall be increased in proportion to the amount of the per share issuance price below $0.64.

In addition, upon issuance of the Settlement Shares, Firstfire entered into an 18 month lock up agreement whereby it agreed not to sell any shares of the Common Stock it beneficially owns except as follows: (i) 25,000 shares during each consecutive month for a period of three consecutive months which commenced on the first full month after the date the Firstfire Amendment is approved by the Court (the “Order Date”), (ii) 50,000 shares per month for a period of three consecutive months commencing on the fourth month after the Order Date; (iii) 75,000 shares per month for a period of three consecutive months which commenced on the seventh month after the Order Date; and (iv) 100,000 shares each month for a period of three months which commenced on the tenth month after the Order Date. If, however, the dollar value of shares sold by Firstfire during the 18-month lock-up period exceeds $500,000, then the number of shares that may be sold during each month during the six consecutive months after such period shall be limited to 40,000.

In addition, the Company agreed to reserve during the 18-month lock-up period 3,000,000 shares of its common stock subject to increase at the rate of three times the increase in the number of Settlement Shares if such amount is increased as a result of the anti-dilution protection discussed above.

As of September 30, 2018, 750,000 shares of the Company’s common were issued, in addition to the 250,000 shares of common stock issued in 2017, pursuant to the Settlement Agreement and Firstfire Amendment. The Firstfire Note had no outstanding principal and interest as of September 30, 2018. The shares of Common Stock comprising the Settlement Shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

At September 30, 2018 and December 31, 2017, accrued interest under this convertible note amounted to nil and $13,318, respectively, as included in accrued expenses on the accompanying condensed balance sheets.

At September 30, 2018 and December 31, 2017, convertible note payable consisted of the following:

	September 30, 2018	December 31, 2017

Principal amount	$-	$430,000
Add: debt premium liability	-	110,000
Convertible notes payable, net	$-	$540,000

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 6 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 26, 2018, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which, at closing, the Company agreed to issue and sell to that investor up to 4,687,500 shares of its Series B Convertible Preferred Stock, $0.0001 par value (“Series B Convertible Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced on the July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from the Company in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Convertible Preferred, at a price of $0.64 per share.

In connection with the Company’s obligations under the Stock Purchase Agreement, the Company and its parent, Rokk3r Labs, entered into a Security and Pledge Agreement. Pursuant to the terms of this agreement, Rokk3r Labs pledged as collateral security for the payment, performance and observance of all of the Company’s obligations under Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, and the Series B Convertible Preferred, securities owned by Rokk3r Labs with a value of approximately $16,000,000 (the “Collateral”). Rokk3r Labs may transfer any of its interests in the Collateral so long as the Company or Rokk3r Labs, at their option, (i) add the proceeds of such transfer to the Collateral or (ii) promptly pledge a first priority security interest in one or more securities identified in the Security and Pledge Agreement that have an aggregate value equal to or greater than the value of such proceeds, provided, however, (x) no replacement collateral shall be required unless the aggregate value of the then-remaining Collateral decreases below an amount that is equal to three (3) times the amount invested and (y) any such reserve equity interests used as replacement collateral shall be subject to the investor’s prior approval (not to be unreasonably withheld or delayed).

Upon a default under the terms of the Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, or the Series B Convertible Preferred, the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. The pledge of the Collateral shall (a) remain in full force and effect until (i) the Company has acquired 75% of Rokk3r Labs’ current ownership interests in the aggregate in the entities that make up the reserved equity interests and the Collateral, or (ii) 75% of the shares of Series B Convertible Preferred owned by the investor have been converted into the Company’s common stock or have been redeemed by the investor.

In connection with the Company’s obligations under the Stock Purchase Agreement, we entered into an Investor Rights Agreement with the investor. Pursuant to the terms of this agreement, the Company agreed to, among other things, file a registration statement covering the investor’s resale of the Common Stock underlying the Series B Convertible Preferred (to the extent such shares are registrable under the Securities Act) within 60 days following demand by such investor, with such demand right permitted any time after 180 days after the effective date of a registration statement related to the Company’s first underwritten public offering of the Company’s Common Stock under the Securities Act (an “IPO”). In addition, the Company agreed to register such shares if the Company files a registration statement in connection with a public offering of its securities for cash. So long as the investor holds 75% of the Series B Convertible Preferred, the investor has similar demand registration rights if at any time we are eligible to use a Form S-3. All registration rights are subject to cut back to the extent the Company’s Chief Executive Officer makes a good faith determination that a registration statement would interfere with certain corporate events identified in such agreement.

The investor has certain information, observer and inspection rights which permit such investor to receive certain financial statements on a periodic basis, budget and business plan information annually and such other information as the investor shall reasonably request.  The investor is entitled to appoint two representatives to become members of the Company’s strategic Advisory Board for a period of no less than two years after the initial issuance of the Series B Convertible Preferred. The Advisory Board will be established by the Company’s Board to offer them and the Company strategic ideas and advice regarding potential businesses expansion and strategy of the Company as mandated from time-to-time by the Board, including development and location of Rokk3r Hubs, opportunity identification, pilot program identification and execution, deal origination, acquisitions and mergers and representation of the Company and its brand. The Company agreed to compensate the investor for the participation by its designees on the Company’s Advisory Board by issuing the investor 300,000 shares of the Company’s restricted Common Stock, with 50% of such shares vesting twelve months after the issuance date of the Series B Convertible Preferred and the 50% remaining balance vesting twenty-four months after the issuance date of the Series B Convertible Preferred, so long as at least one investor designee is a member of the Advisory Board at the time of vesting. In addition, the investor or its affiliates are entitled to, without additional charge, certain corporate educational services the Company provides to its clients.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

On July 26, 2018, the Company filed a certificate of designation, preferences and rights of Series B Convertible Preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B Convertible Preferred stock. The Certificate of Designation and its filing was approved by the Company’s Board of Directors on July 26, 2018 without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The Certificate of Designation includes:

•	the original issue price of each share is $0.64 (the “Original Issue Price”),

•	the shares are entitled to one vote for each share of common stock that such shares of Series B Preferred are convertible into,

•	the shares do not pay dividends,

•
each share is convertible into shares of our common stock at a conversion rate of one share of common stock for each share of Series B Convertible Preferred, subject to adjustment as hereinafter set forth. In the event of a breach by us of the rights, preferences, powers, restrictions and limitations of the Series B Convertible Preferred, then the number of shares of our common stock issuable upon conversion will be increased to 1.1 shares of common stock for each share of Series B Convertible Preferred and the holder may exercise its redemption rights discussed below,

•
the conversion price of the Series B Convertible Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if we issue or sell shares of our common stock in one or more capital-raising transactions which results in gross proceeds to us of more than $500,000 at a purchase price per share of less than $0.64. If this event should occur, the number of shares of our common stock issuable upon conversion is increased on a pro-rata basis, and

•
the holder of the Series B Convertible Preferred has the right to elect to have all or any portion of the then outstanding shares of Series B Convertible Preferred redeemed by us at any time and from time to time on or after 18 months following the issuance of 3,906,250 shares or after any breach of the rights, preferences, powers, restrictions and limitations of the Series B Convertible Preferred for a price per share equal to 122.5% of the Original Issue Price, as adjusted.

The information, observer, inspection and advisory board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements of Section 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first.

The Series B Convertible Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Convertible Preferred in mezzanine equity in accordance with ASC 480 - "Distinguishing Liabilities from Equity" (see Note 2).

During the three months ended September 30, 2018, the Company sold 2,343,750 shares of the Series B Convertible Preferred for net proceeds of $1,500,000 or $0.64 per preferred share which is reflected in the accompanying condensed consolidated balance sheet as a liability under “Redeemable Preferred Shares.” As of September 30, 2018, 1,562,500 of the 2,343,750 Series B Convertible Preferred sold were issued and outstanding and the remaining 781,250 shares were issued subsequent to September 30, 2018.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 7 – SHAREHOLDERS’ EQUITY

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

Series A Non-Convertible Preferred Stock

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

On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred Stock to Una Taylor, our former Chief Executive Officer and controlling shareholder in consideration for services rendered. In connection with the issuance of the Series A Preferred Stock, the Company recorded stock-based compensation expense of $37,500. On December 26, 2017, Ms. Taylor cancelled the 1,000,000 shares of Series A Preferred Stock previously issued to her as provided for in the Rescission and Mutual Release Agreement entered into between the Company and Ms. Taylor dated December 26, 2017 (the “Taylor Rescission Agreement”) (see Note 1). Upon cancellation in December 2017, the Company reversed the previously recorded stock-based compensation expense of $37,500.

As of September 30, 2018, there were no outstanding shares of Series A Non-Convertible Preferred stock.

Series B Redeemable Convertible Preferred Stock

On July 26, 2018, the Company filed a certificate of designation, preferences and rights of Series B Convertible Preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B Convertible Preferred stock. The Certificate of Designation and its filing was approved by the Company’s Board of directors on July 26, 2018 without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The Series B Convertible Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Convertible Preferred as a liability in accordance with ASC 480 - "Distinguishing Liabilities from Equity" (See Note 6).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Common Stock

During the nine months ended September 30, 2018, pursuant to subscription agreements, the Company sold 5,836,532 shares of its common stock for proceeds of $3,735,380, or $0.64 per common share.

2018 Equity Incentive Plan

On March 7, 2018, our Board approved, subject to shareholder approval by written consent on the same date, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock have been initially authorized and reserved for issuance under the 2018 Equity Incentive Plan. This reserve will automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of September 30, 2018, no equity instruments have been issued under the plan.

NOTE 8 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At September 30, 2018, the Company had a cash balance of $1,848,982. The Company has not experienced any losses in such accounts through September 30, 2018.

Customer concentrations

For the nine months ended September 30, 2018, three customers accounted for approximately 52% of total consolidated revenues (28%, 16%, and 8%). A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

At September 30, 2018, two customers accounted for approximately 72% of the total consolidated accounts revenues (53%, and 19%).

NOTE 9 – RELATED-PARTY TRANSACTIONS

Due to parent company

During the nine months ended September 30, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $168,500 and repaid $148,240 for working capital purposes. The advances are non-interest bearing and are receivable or payable on demand. At September 30, 2018 and December 31, 2017, the Company had $41,498 receivable and $16,492 payable balance from Rokk3r, respectively.

Collaboration agreement – parent company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three and nine months ended September 30, 2018, the Company recorded consulting fees – parent company of $625,000 and $2,125,000 related to the Rokk3r Labs, respectively.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

On October 18, 2018, the court struck Defendants’ pleadings and entered default against them for repeated failures to comply with the court’s orders. The Company and Rokk3r Labs are filing a motion for final default judgment for their damages, which they expect to be heard by the court before year-end.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company sold and issued additional 781,250 shares or the 4th tranche of the Series B Convertible Preferred for net proceeds of $500,000 or $0.64 per preferred share, pursuant to the stock purchase agreement dated July 26, 2018 (See Note 6).

On October 15, 2018, Rokk3r Ops Inc., Company’s wholly-owned subsidiary, formed B3riblock Inc. and Rokk3r Flamingo Inc., both Delaware corporations.

On November 2nd, 2018, the Company entered into a stock purchase agreement (the “SPA”) with ExO Foundation Inc., a Delaware public benefit corporation (“EXO”).  Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s Common Stock in exchange for EXO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”). Pursuant to the SPA, EXO agreed that during the 24 month period after the date of execution of the Safe-T Agreement, EXO will not directly or indirectly, sell or engage in any transaction that will result in a change in the beneficial or record ownership of 50% of the Common Stock issued to EXO pursuant to the SPA.  Further, pursuant to the SPA, EXO agreed not to transfer any of the Common Stock issued to EXO pursuant to the SPA during the 24 month period after the date of execution of the Safe-T Agreement without first giving the Company written notice of such proposed transfer and allowing the Company the option to purchase the Common Stock at issue on the same terms as contemplated by such proposed transfer.

On November 2nd, 2018, the Company and EXO entered into a Safe-T Agreement.  Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of CivX Tokens (each a “Token” and together the “Tokens”) to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement and discussed below,  divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed below.

Further, pursuant to the Safe-T Agreement, EXO agreed that if it conducts an Equity Financing as such term is defined in the Safe-T Agreement, prior to the termination of the Safe-T Agreement, EXO will issue to the Company a number of shares of EXO’s preferred stock equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the price per share of the preferred stock sold by EXO in the Equity Financing.

The Safe-T Agreement defines the term “Equity Financing” as a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which EXO issues and sells its preferred stock at a fixed pre-money valuation with aggregate proceeds of at least $5,000,000 (excluding any Simple Agreements for the Future Equity with Token Allocations, Simple Agreements for the Future Equity, or other convertible securities converting pursuant to the Equity Financing).

The Safe-T Agreement defines the term “Purchase Amount” as follows:  (a) the value of 5,000,000 shares of the Company’s Common Stock (the “Purchaser Shares”) to be either (i) the publicly traded price of the Purchaser Shares at the time of the calculation, with the express requirement that if the Purchaser Shares are then trading at over $3.00 then that will be the maximum value of the Purchaser Shares and if the Purchaser Shares are then trading under $0.64 then that will be the minimum value of the Purchaser Shares or (ii) if the Purchaser Shares are not publicly traded at such time, the value of such shares shall be the fair market value, up to but not exceeding $3.00 (referred to as the “Adjusted Value”); (b) with a discount rate of 85% to be applied to the Adjusted Value to determine the final value of the “Purchase Amount.”

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The Safe-T Agreement defines the term “Price Per Token” as the fair market value of an individual Token at the time of the Token Sale, as such term is defined in the Safe-T Agreement; provided, however, that if there is no public market for the Tokens at the time of the Token Sale, the price per Token shall be determined by an independent third party valuation firm or expert, as mutually agreed between Company and EXO. The Safe-T Agreement defines the term “Token Sale” as a bona fide transaction or series of transactions in which EXO elects to sell all of the Tokens to the Company pursuant to the Safe-T Agreement.

The Safe-T Agreement will terminate upon either the earlier of the following (i) the issuance of all of the Tokens by EXO to the Company pursuant to the Safe-T Agreement (ii) the issuance of all of the shares in the Equity Financing pursuant to the Safe-T Agreement (iii) upon payment by EXO to the Company in the event of an occurrence of a Dissolution Event or Liquidity Event, as such terms are defined in the Safe-T Agreement or (iv) 24 months after the date of execution of the Safe-T Agreement.

The Safe-T Agreement defines the term “Liquidity Event” as a change of control of EXO or an initial public offering by EXO. The Safe-T Agreement defines the term “Dissolution Event” as (i) a voluntary termination of operations of EXO; (ii) a general assignment for the benefit of EXO’s creditors; or (iii) any other liquidation, dissolution or winding up of EXO (excluding a Liquidity Event), whether voluntary or involuntary.  Upon the occurrence of a Liquidity Event or a Dissolution Event, EXO will have to pay the Company a cash amount equal to the Purchase Amount.

Upon the occurrence of the termination of the Safe-T Agreement pursuant to the 24 month expiration EXO will have to deliver to the Company either the Purchaser Shares, cash in an amount equal to the Purchase Amount or an amount of equity in EXO equal to the Purchase Amount.

Pursuant to the Safe-T Agreement, the Company agreed that if Tokens are issued to the Company pursuant to the Safe-T Agreement, that the Company would not transfer 50% of such Tokens for a period of 12 months from the issuance of the Tokens.

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and EXO.

On November 2, 2018, the Board of the Company increased the number of directors on the Board from three to five in accordance with the Company’s Articles of Incorporation, as amended and Bylaws.  On the same date, the Company appointed Mr. Salim Ismail to fill one of the spots created by the increase to the Board and appointed Mr. Salim Ismail to serve as member of the Board of the Company effective November 2, 2018, and to serve in such position for the remainder of the term of the other members of the Board or until replaced or upon his resignation.

In connection with the appointment of Mr. Salim Ismail to the Board, the Company entered into a Board of Directors Retainer Agreement (the “Retainer Agreement”) with Mr. Ismail, pursuant to which the Company agreed to pay Mr. Ismail the following compensation for his services: 1,000,000 shares of the Company’s $.0001 par value per share common stock (the “Common Stock”), for 4 years of service, with 25% of such Common Stock shares vesting at the end of each calendar year, with the first vesting date on December 31, 2019, as long as Mr. Ismail remains a member of the Board and continues to fulfill his duties and provide the services during the corresponding vesting period. Notwithstanding the foregoing, if Mr. Ismail’s appointment is terminated prior to 4 years of service, at any time after the first vesting period, Mr. Ismail will continue to earn the Common Stock shares in the agreed upon quantity; however, the vesting period of the remaining Common Stock shares will then move to the end of the fourth calendar year, which would be December 31, 2022.  However, the Board, in its discretion, may at any time accelerate the vesting period for the Common Stock shares under the Retainer Agreement.

The term of the Retainer Agreement is from the date of execution of same until Mr. Ismail either resigns or is terminated from such position in accordance with the Company’s Articles of Incorporation, as amended and Bylaws. Pursuant to the Retainer Agreement, the Company shall not pay Mr. Ismail any extra fees for each regularly scheduled meeting of the Board that he attends in person, nor for attending meetings telephonically.  Additionally, pursuant to the Retainer Agreement, if Mr. Ismail is designated to participate in a committee of the Board as either a chairperson or non-chairperson member, he will be entitled to receive compensation in addition to the compensation previously agreed, in amounts to be later approved by the Board at the moment of such committee appointment.

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

We expect to generate revenues primarily from educational and other consulting services agreements focused on education, consulting, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreement, we provide the "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In Co-build, our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale."

Recent Developments

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

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within Ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. The $250,000 payment was recorded as prepaid expense in the accompanying consolidated condensed balance sheet.

On July 10, 2018, David Zhu, founder of Arcana Wallet, a crypto asset security company providing secure dynamic control of cryptocurrency investments and co-founder of the California-headquartered Enplug, accepted the appointment as a non-exclusive Entrepreneur-in-Residence (“EiR”) until December 31, 2019. This relationship is of mutual benefit where the goals are to foster growth and to expand opportunities worldwide. Each party is solely responsible for all of its costs and expenses associated with the performance of the activities; however, Rokk3r agreed to grant Mr. Zhu a one-time compensation for the appointment equivalent to 100,000 shares of our common stock and $50,000 upon the creation of the ARCA Tokens by Arcana Limited, a Hong Kong entity.

On July 10, 2018, the Arcana Service Agreement was signed between Ops and Arcana Limited, a Hong Kong company, a crypto asset security entity that provides secure dynamic control of crypto-currency investments. This agreement is for consulting services in connection with the idea or concept for a system or technology and the associated business model and business strategy presented by Arcana Limited to Rokk3r and subject to further development and modification by Rokk3r exclusively and solely for Arcana Limited. In consideration for the Services, Arcana Limited will pay a non-refundable fee of 666,667 Arca Tokens. The Arca Tokens will be delivered to Rokk3r upon their generation event, which has not yet occurred as of the date of this report, the Company had not received any payment from Arcana Limited as of the date of this report.

On July 26, 2018, we completed a financing transaction for proceeds of up to $3,000,000 over a period of up to six months. We intend to use the funds from this financing along with funds raised in private offerings during the quarter ended June 30, 2018 to continue to develop and expand our business operations. The July 26, 2018 financing transaction involved our sale of up to 4,687,500 shares of our Series B Convertible Preferred Stock, $0.0001 par value (“Series B Convertible Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares of the Series B Convertible Preferred will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced on the July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from us in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Convertible Preferred, at a price of $0.64 per share. We will use the proceeds from the issuance of the Series B Convertible Preferred for the operations of our business and for working capital purposes.  Additional disclosure regarding the collateral and certain rights of the investor in connection with this transaction are disclosed below under the Section “Current and Future Financings – Series B Convertible Preferred Stock.”

In connection with our planned sale of preferred stock discussed above, on July 26, 2018, we filed a certificate of designation, preferences and rights of Series B Convertible Preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B Convertible Preferred stock. The Certificate of Designation and its filing was approved by our Board of Directors on July 26, 2018 without shareholder approval as provided for in our articles of incorporation and under Nevada law.

The Series B Convertible Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Convertible Preferred as a liability in accordance with ASC 480 - "Distinguishing Liabilities from Equity."

During the three months ended September 30, 2018, the Company sold 2,343,750 shares of the Series B Convertible Preferred for net proceeds of $1,500,000 or $0.64 per preferred share which is reflected in the accompanying condensed consolidated balance sheet as a long term liability under “Redeemable Preferred Shares.” As of September 30, 2018, 1,562,500 of the 2,343,750 Series B Convertible Preferred sold were issued and outstanding.

Subsequent to September 30, 2018, the Company sold and issued additional 781,250 shares or the fourth tranche of the Series B Convertible Preferred for net proceeds of $500,000 or $0.64 per preferred share, pursuant to the stock purchase agreement.

On October 15, 2018, the Board of Directors of Rokk3r Ops Inc., Company’s wholly-owned subsidiary, approved the incorporation of two wholly-owned subsidiaries, B3riblock Inc., to develop a blockchain-based document safeguarding, authentication and tracking platform, and Rokk3r Flamingo Inc. Both entities were incorporated in Delaware, and both are not operational yet.

On November 2nd, 2018, the Company entered into a stock purchase agreement (the “SPA”) with ExO Foundation Inc., a Delaware public benefit corporation (“EXO”).  Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s Common Stock in exchange for EXO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”).

Pursuant to the SPA, EXO agreed that during the 24 month period after the date of execution of the Safe-T Agreement, EXO will not directly or indirectly, sell or engage in any transaction that will result in a change in the beneficial or record ownership of 50% of the Common Stock issued to EXO pursuant to the SPA.  Further, pursuant to the SPA, EXO agreed not to transfer any of the Common Stock issued to EXO pursuant to the SPA during the 24 month period after the date of execution of the Safe-T Agreement without first giving the Company written notice of such proposed transfer and allowing the Company the option to purchase the Common Stock at issue on the same terms as contemplated by such proposed transfer.

On November 2nd, 2018, the Company and EXO entered into a Safe-T Agreement.  Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of CivX Tokens (each a “Token” and together the “Tokens”) to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement and discussed below,  divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed below.

Further, pursuant to the Safe-T Agreement, EXO agreed that if it conducts an Equity Financing as such term is defined in the Safe-T Agreement, prior to the termination of the Safe-T Agreement, EXO will issue to the Company a number of shares of EXO’s preferred stock equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the price per share of the preferred stock sold by EXO in the Equity Financing.

The Safe-T Agreement defines the term “Equity Financing” as a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which EXO issues and sells its preferred stock at a fixed pre-money valuation with aggregate proceeds of at least $5,000,000 (excluding any Simple Agreements for the Future Equity with Token Allocations, Simple Agreements for the Future Equity, or other convertible securities converting pursuant to the Equity Financing).

The Safe-T Agreement defines the term “Purchase Amount” as follows:  (a) the value of 5,000,000 shares of the Company’s Common Stock (the “Purchaser Shares”) to be either (i) the publicly traded price of the Purchaser Shares at the time of the calculation, with the express requirement that if the Purchaser Shares are then trading at over $3.00 then that will be the maximum value of the Purchaser Shares and if the Purchaser Shares are then trading under $0.64 then that will be the minimum value of the Purchaser Shares or (ii) if the Purchaser Shares are not publicly traded at such time, the value of such shares shall be the fair market value, up to but not exceeding $3.00 (referred to as the “Adjusted Value”); (b) with a discount rate of 85% to be applied to the Adjusted Value to determine the final value of the “Purchase Amount.”

The Safe-T Agreement defines the term “Price Per Token” as the fair market value of an individual Token at the time of the Token Sale, as such term is defined in the Safe-T Agreement; provided, however, that if there is no public market for the Tokens at the time of the Token Sale, the price per Token shall be determined by an independent third party valuation firm or expert, as mutually agreed between Company and EXO. The Safe-T Agreement defines the term “Token Sale” as a bona fide transaction or series of transactions in which EXO elects to sell all of the Tokens to the Company pursuant to the Safe-T Agreement.

The Safe-T Agreement will terminate upon either the earlier of the following (i) the issuance of all of the Tokens by EXO to the Company pursuant to the Safe-T Agreement (ii) the issuance of all of the shares in the Equity Financing pursuant to the Safe-T Agreement (iii) upon payment by EXO to the Company in the event of an occurrence of a Dissolution Event or Liquidity Event, as such terms are defined in the Safe-T Agreement or (iv) 24 months after the date of execution of the Safe-T Agreement.

The Safe-T Agreement defines the term “Liquidity Event” as a change of control of EXO or an initial public offering by EXO. The Safe-T Agreement defines the term “Dissolution Event” as (i) a voluntary termination of operations of EXO; (ii) a general assignment for the benefit of EXO’s creditors; or (iii) any other liquidation, dissolution or winding up of EXO (excluding a Liquidity Event), whether voluntary or involuntary.  Upon the occurrence of a Liquidity Event or a Dissolution Event, EXO will have to pay the Company a cash amount equal to the Purchase Amount.

Upon the occurrence of the termination of the Safe-T Agreement pursuant to the 24 month expiration EXO will have to deliver to the Company either the Purchaser Shares, cash in an amount equal to the Purchase Amount or an amount of equity in EXO equal to the Purchase Amount.

Pursuant to the Safe-T Agreement, the Company agreed that if Tokens are issued to the Company pursuant to the Safe-T Agreement, that the Company would not transfer 50% of such Tokens for a period of 12 months from the issuance of the Tokens.

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and EXO.

On November 2, 2018, the Board of the Company increased the number of directors on the Board from 3 to five 5 in accordance with the Company’s Articles of Incorporation, as amended and Bylaws.  On the same date, the Company appointed Mr. Salim Ismail to fill one of the spots created by the increase to the Board and appointed Mr. Salim Ismail to serve as member of the Board of the Company effective November 2, 2018, and to serve in such position for the remainder of the term of the other members of the Board or until replaced or upon his resignation.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $1,092,169 and $7,284 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, three customers accounted for approximately 52% of total consolidated revenues (28%, 16%, and 8%).

During the nine months ended September 30, 2018, we signed seven service contracts to provide "Think Phase," "Co-build," and “Scale” services yielding $1,092,169 in revenues. These contracts were signed with businesses in very diverse industries such as retail, financial services, and energy.

Operating Expenses

For the three and nine months ended September 30, 2018, we incurred operating expenses in the amount of $1,529,977 and $3,915,846 compared to $4,244,518 and $38,280,878 for the three and nine months ended September 30, 2017, respectively, a decrease of $2,788,586 and $24,439,075, or 66% and 90%, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Consulting fees - parent	$625,000	$-	$2,125,000	$-
Consulting fees - other	147,958	-	367,878	-
Compensation expense	185,032	-	242,338	-
Contract labor	315,696	-	454,536	-
Professional fees	150,846	-	483,896	-
General and administrative expenses	105,445	302,118	242,198	34,338,478
Impairment loss	-	3,942,400	-	3,942,400
Total	$1,529,977	$4,244,518	$3,915,846	$38,280,878

Changes in operating expenses were attributable to:

•
For the three and nine months ended September 30, 2018, we recorded consulting expense – parent company of $625,000 and $2,125,000, respectively. On April 9, 2018, we entered into a collaboration agreement with Rokk3r Labs, our controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.

•
For the three and nine months ended September 30, 2018, compensation expenses representing salaries and benefits paid to employees amounted to $185,032 and $242,338 as compared to $0 and $0 for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2018, we hired employees and commenced our business operations.

•
For the three and nine months ended September 30, 2018, contract labor representing various contract services paid to independent outside companies related to projects amounted to $315,696 and $454,536 as compared to $0 and $0 for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2018, we hired consultants and commenced our business operations.

•
For the three and nine months ended September 30, 2018, professional fees consisting of legal fee expense, accounting fee expense and other professional fee expenses amounted to $150,846 and $483,896 as compared to $0 and $0 for the three and nine months ended September 30, 2017, respectively.

•
For the three and nine months ended September 30, 2018, general and administrative expenses decreased by $196,673 and $34,096,280 as compared to the three and nine months ended September 30, 2017, respectively.  A significant portion of general and administrative expenses in 2017 was as a result of the payment of stock-based compensation to consultants and a former officer and its valuation based on the market price.

•
For the three and nine months ended September 30, 2018, impairment loss decreased by $3,942,400 and $3,942,400 as compared to the three and nine months ended September 30, 2017, respectively. In September 2017, the Company wrote off its investment and recorded an impairment loss of $3,840,000 and $102,400 for a total amount of $3,942,400.

Other Income (Expenses)

During the three months ended September 30, 2018 and 2017, we incurred other expenses, consisting primarily of interest expense, amounting to $8,216 and $130,000, respectively, a decrease of $121,784, or 94%.

During the nine months ended September 30, 2018 other expenses amounted to $40,875 as compared to other income of $1,415,432 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we recorded a gain of $1,889,938 from the extinguishment of debt that was a condition to a change of control transaction that occurred in March 2017 compared to $0 for the nine months ended September 30, 2018. Additionally, for the nine months ended September 30, 2018 and 2017, we recorded interest expense of $40,448 and $474,506, a decrease of $434,058, or 91%. Interest expense was primarily related to the Company’s issuance of a convertible promissory note to Firstfire.

Net Loss

We incurred a net loss for the three months ended September 30, 2018 in the amount of $953,869, or $(0.01) per basic and diluted common share, compared to net loss of $4,374,518 or ($0.11) per basic and diluted common share, for the three months ended September 30, 2017, a change of $3,420,649 or 78%.

We incurred a net loss for the nine months ended September 30, 2018 in the amount of $2,864,552, or $(0.03) per basic and diluted common share, compared to net loss of $36,858,162 or ($1.70) per basic and diluted common share, for the nine months ended September 30, 2017, a change of $33,993,610 or 92%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2018, our working capital surplus amounted to $2,350,963 as compared to a working capital deficit of $630,355 as of December 31, 2017, a change of $1,720,608. This increase in working capital is primarily a result of an increase in cash of $1,848,982, an increase in prepaid expenses of $265,777 and an increase in accounts receivable of $360,315, offset by an increase in accounts payable of $95,741 and a decrease in accrued expenses of $8,105.

			December 31, 2017 to September 30, 2018
	September 30, 2018	December 31, 2017	Change	Percentage Change
Working capital surplus (deficit):
Total current assets	$2,516,573	$-	$2,516,573	100%
Total current liabilities	(165,610)	(630,355)	$(795,965)	126%
Working capital surplus (deficit):	$2,350,963	$(630,355)	$1,720,608	273%

During the nine months ended September 30, 2018, pursuant to subscription agreements, the Company sold 5,836,532 shares of its common stock for proceeds of $3,735,380, or $0.64 per common share.

During the three months ended September 30, 2018, the Company sold 2,343,750 shares of Series B Convertible Preferred Stock for net proceeds of $1,500,000.

During the nine months ended September 30, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $168,500 and repaid $148,240 for working capital purposes.

Current and Future Financings

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

In order to provide for issuances of the Company’s Common Stock upon full satisfaction of the Settlement Amount, the Company was obligated to reserve from its authorized and unissued Common Stock a number of shares of its Common Stock equal to the greater of: (a) 1,500,000 or (b) the sum of (i) the number of shares of Common Stock issuable upon the full conversion of the Settlement Amount as of any issue date (taking into consideration any adjustments to the conversion price) multiplied by (ii) five (5).

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

The number of Settlement Shares shall be subject to proportional adjustment during the period which is the longer of (i) the lock-up period discussed below, or (ii) the period of time over which Firstfire sells Settlement Shares with an aggregate dollar value of $500,000 or more, in the event we issue or sell shares of the Company’s Common Stock for a consideration per share less than $0.64, or issue options, warrants or other securities convertible or exchange for shares of the Company’s Common Stock at a conversion or exercise price less than $0.64 per share, exclusive of certain issuances for compensation, existing agreements, acquisitions, issuances to contractors and vendors that are not for capital raising purposes. If any of these events should occur over the period of time discussed above (other than certain excluded events), the number of Settlement Shares will be increased in proportion to the amount of the per share issuance price below $0.64.

In addition, upon issuance of the Settlement Shares, Firstfire entered into an 18 month lock up agreement whereby it agreed not to sell any shares of the Common Stock it beneficially owns except as follows: (i) 25,000 shares during each consecutive month for a period of three consecutive months which commenced on the first full month after the date the Firstfire Amendment was approved by the Court (the “Order Date”), (ii) 50,000 shares per month for a period of three consecutive months which commenced on the fourth month after the Order Date; (iii) 75,000 shares per month for a period of three consecutive months which commenced on the seventh month after the Order Date; and (iv) 100,000 shares each month for a period of three months which commenced on the tenth month after the Order Date. If, however, the dollar value of shares sold by First during the 18-month lock-up period exceeds $500,000, then the number of shares that may be sold during each month during the six consecutive months after such period shall be limited to 40,000.

In addition, the Company agreed to reserve during the 18-month lock-up period 3,000,000 shares of its common stock subject to increase at the rate of three times the increase in the number of Settlement Shares if such amount is increased as a result of the anti-dilution protection discussed above.

As of September 30, 2018, the Company’s issued 750,000 shares of common were issued, in addition to the 250,000 shares of common stock issued in 2017, pursuant to the Settlement Agreement and Firstfire Amendment. The Firstfire Note had no outstanding principal and interest as of September 30, 2018. The shares of Common Stock comprising the Settlement Shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

Series B Convertible Preferred Stock

On July 26, 2018, we completed a financing transaction for proceeds of up to $3,000,000 over a period of up to six months. We intend to use the funds from this financing along with funds raised in private offerings during the quarter ended June 30, 2018 to continue to develop and expand our business operations. The July 26, 2018 financing transaction involved our sale of up to 4,687,500 shares of our Series B Convertible Preferred Stock, $0.0001 par value (“Series B Convertible Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares of the Series B Convertible Preferred will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced on the July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from us in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Convertible Preferred, at a price of $0.64 per share. We will use the proceeds from the issuance of the Series B Convertible Preferred for the operations of our business and for working capital purposes. During the three months ended September 30, 2018, the Company sold 2,343,750 shares of Series B Convertible Preferred Stock for net proceeds of $1,500,000. As of September 30, 2018, 1,562,500 of Series B Convertible Preferred were issued and outstanding.

In connection with our obligations under the Stock Purchase Agreement, our company and our controlling shareholder Rokk3r Labs entered into a Security and Pledge Agreement. Pursuant to the terms of this agreement, Rokk3r Labs pledged as collateral security for the payment, performance and observance of all of our obligations under Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, and the Series B Convertible Preferred, securities owned by Rokk3r Labs with a value of approximately $16,000,000 (the “Collateral”). Rokk3r Labs may transfer any of its interests in the Collateral so long as our company or Rokk3r Labs, at their option, (i) add the proceeds of such transfer to the Collateral or (ii) promptly pledge a first priority security interest in one or more securities identified in the Security and Pledge Agreement that have an aggregate value equal to or greater than the value of such proceeds, provided, however, (x) no replacement collateral shall be required unless the aggregate value of the then-remaining Collateral decreases below an amount that is equal to three (3) times the amount invested and (y) any such reserve equity interests used as replacement collateral shall be subject to the investor’s prior approval (not to be unreasonably withheld or delayed).

Upon a default under the terms of the Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, or the Series B Convertible Preferred, the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. The pledge of the Collateral shall (a) remain in full force and effect until (i) we have acquired 75% of Rokk3r Labs’ current ownership interests in the aggregate in the entities that make up the reserved equity interests and the Collateral, or (ii) 75% of the shares of Series B Convertible Preferred owned by the investor have been converted into our common stock or have been redeemed by the investor.

In connection with our obligations under the Stock Purchase Agreement, we entered into an Investor Rights Agreement with the investor. Pursuant to the terms of this agreement, we agreed to, among other things, file a registration statement covering the investor’s resale of the Common Stock underlying the Series B Convertible Preferred (to the extent such shares are registrable under the Securities Act) within 60 days following demand by such investor, with such demand right permitted any time after 180 days after the effective date of a registration statement related to our first underwritten public offering of our Common Stock under the Securities Act (an “IPO”). In addition, we agreed to register such shares if we file a registration statement in connection with a public offering of our securities for cash. So long as the investor holds 75% of the Series B Convertible Preferred, the investor has similar demand registration rights if at any time we are eligible to use a Form S-3. All registration rights are subject to cut back to the extent our Chief Executive Officer makes a good faith determination that a registration statement would interfere with certain corporate events identified in such agreement. All expenses (other than selling expenses) incurred in connection with registrations, fees and disbursements of our counsel; and the reasonable fees and disbursements of counsel for the selling investors will be paid by us.

The investor has certain information, observer and inspection rights which permit such investor to receive certain financial statements on a periodic basis, budget and business plan information annually and such other information as the investor shall reasonably request.  The investor is entitled to appoint two representatives to become members of our strategic Advisory Board for a period of no less than two years after the initial issuance of the Series B Convertible Preferred. The Advisory Board will be established by our Board to offer them and the Company strategic ideas and advice regarding potential businesses expansion and strategy of the Company as mandated from time-to-time by the Board, including development and location of Rokk3r Hubs, opportunity identification, pilot program identification and execution, deal origination, acquisitions and mergers and representation of the Company and its brand. We agreed to compensate the investor for the participation by its designees on our Advisory Board by issuing the investor 300,000 shares of our restricted Common Stock, with 50% of such shares vesting twelve months after the issuance date of the Series B Convertible Preferred and the 50% remaining balance vesting twenty-four months after the issuance date of the Series B Convertible Preferred, so long as at least one investor designee is a member of the Advisory Board at the time of vesting. In addition, the investor or its affiliates are entitled to, without additional charge, certain corporate educational services we provide to our clients.

The information, observer, inspection and Advisory Board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements of Section 12(g) or 15(d) of the Exchange Act, or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first.

The Series B Convertible Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Convertible Preferred mezzanine equity in accordance with ASC 480 - "Distinguishing Liabilities from Equity."

During the three months ended September 30, 2018, the Company sold 2,343,750 shares of the Series B Convertible Preferred for net proceeds of $1,500,000 or $0.64 per preferred share which is reflected in the accompanying condensed consolidated balance sheet as mezzanine equity under “Redeemable Preferred Shares.” As of September 30, 2018, only 1,562,500 of the 2,343,750 Series B Convertible Preferred sold were issued and outstanding.

Subsequent to September 30, 2018, the Company sold and issued additional 781,250 shares or the 4th tranche of the Series B Convertible Preferred for net proceeds of $500,000 or $0.64 per preferred share, pursuant to the stock purchase agreement.

Cash flows for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Net cash flow used in operating activities was $3,361,195 for the nine months ended September 30, 2018 as compared to $798,591 for the nine months ended September 30, 2017, an increase of $2,562,604.

•
Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected a net loss of $2,864,552 and the add-back of non-cash items consisting of, depreciation of $853, common stock issued for services of $25, 800 and non-cash interest of $40,449. This was offset by changes in operating assets and liabilities of $563,745 primarily related to an increase in prepaid expenses of $265,777, an increase in receivable from customer and affiliate of $360,315 and $41,498, respectively, and an increase in accounts payable of $95,741.

•
Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected net loss of $36,858,162 and the add-back of non-cash items consisting of a gain on the extinguishment of debt of $1,889,938, preferred stock issued for consulting services of $37,500, common stock issued for professional and consulting services of $33,572,356, non-cash interest of $455,000 and impairment loss of $3,942,400. This was offset by changes in operating assets and liabilities of $57,747.

Net cash used in investing activities for the nine months ended September 30, 2018 was $8,711 as compared to $100,000 during the nine months ended September 30, 2017, a decrease of $991,289. During the nine months ended September 30, 2018, we had purchases of property and equipment of $8,711. During the nine months ended September 30, 2017, we used cash to acquire an interest in Rokk3r Labs, LLC.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $5,218,888 as compared to $1,830,405 during the nine months ended September 30, 2017, an increase of $3,388,483. During the nine months ended September 30, 2018, we received proceeds from the sale of our common stock of $3,735,380 and sale of our Series B Convertible Preferred shares of $1,500,000, offset by payment of a payable from the parent of $16,492. During the nine months ended September 30, 2017, we received proceeds from notes of $1,517,800, received proceeds of $300,000 from convertible debt, and received proceeds from advances from related party of $12,605, offset by payment of a loan receivable of $17,000.

We do not have sufficient resources to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. Other than the July 26, 2018 agreement to sell shares of our Series B Convertible Preferred Stock, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,864,552 for the nine months ended September 30, 2018. The net cash used in operations was $3,361,195 for the nine months ended September 30, 2018. Additionally, the Company had an accumulated deficit of $74,318,877, and had shareholders’ equity of $1,858,821 at September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. During the nine months ended September 30, 2018, the Company sold its common stock for net proceeds of $3,735,380 and Series B Convertible Preferred shares for net proceeds of $1,500,000 for a total net proceeds of $5,235,380, the Company had a cash balance of $1,848,982 at September 30, 2018. The Company’s controlling shareholder, Rokk3r Labs, has committed to meeting its operating expenses. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2018, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2018 and 2017 include the assumptions used in assessing impairment of investments, valuation allowances for deferred tax assets, and the fair value of accounts receivable, non-cash equity transactions and stock-based compensation.

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

Redeemable Preferred Stock

Redeemable preferred stock (i.e., redeemable upon the occurrence of an event) and preferred stock that is redeemable (outside the control of the issuer), including those instruments that are redeemable at the option of the holder, are required to be present in mezzanine equity. Mezzanine equity is presented after liabilities and before stockholders’ equity on the balance sheet. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future. Pursuant to ASC 480-10-S99, the Company presents redeemable securities that are classified as mezzanine equity separate from all other stockholders’ equity accounts that are classified as permanent equity (e.g., non-redeemable preferred, common stock, and retained earnings).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 for the reasons discussed below.

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

2)	We did not maintain appropriate segregation of duties. As of September 30, 2018, the Company did not require dual signature on the Company’s bank accounts.

3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 18, 2018, the court struck Defendants’ pleadings and entered default against them for repeated failures to comply with the court’s orders. The Company and Rokk3r Labs are filing a motion for final default judgment for their damages, which they expect to be heard by the court before year-end.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.
During the three months ended September 30, 2018, the Company issued 12,286 shares of common stock with a grant date fair value of $25,800 or $2.10 per share, pursuant to an agreement in connection with services rendered.

2.
During the three months ended September 30, 2018, the Company issued 750,000 shares of common stock, pursuant to the Amendment to Settlement Agreement and Stipulation dated June 15, 2018, to convert $482,548 total outstanding principal and interest of a convertible debt.

3.
During the three months ended September 30, 2018, the Company sold 2,343,750 shares of Series B Convertible Preferred stock, pursuant to a stock purchase agreement dated July 26, 2018, in exchange for consideration of $1,500,000 and the Company used the proceeds for continuing the development and expansion of the business operations.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	During the quarter ended September 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibits

3.1(e)
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.1
Amendment to Settlement Agreement and Stipulation between Rokk3r Inc. and Firstfire Global Opportunities Fund, LLC dated June 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

10.2	Stock Purchase Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.3	Security and Pledge Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.4	Investor Rights Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.5
Director Retainer Agreement entered into between Rokk3r Inc. and Salim Ismail dated November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

10.6
Stock Purchase Agreement entered into between Rokk3r Inc. and ExO Foundation Inc. dated November 2, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

10.7
Simple Agreement for Future Equity with Token Allocation entered into between Rokk3r Inc. and ExO Foundation Inc. dated November 2, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

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

Rokk3r Inc.

Date: November 14, 2018	By:	/s/ Nabyl Charania
Nabyl Charania President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)