Form 10-K
period 2018-12-31
Rokk3r Inc.
filed 2019-04-01
CIK 1100778

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $16,541,938 based on the average bid price and asked price per share of the Common Stock as quoted on the OTC Pink on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018). As of March 22, 2019, there were 101,427,105 shares of registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

The Company

We were formerly known as Eight Dragons Company, a Nevada corporation. Our predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, we changed our name to Rokk3r Inc. (“we”, the “Company” or “Rokk3r”) in connection with this name change, and on June 18, 2018, our trading symbol was changed to “ROKK.”

We expect to generate revenues primarily from consulting services agreements focused on education, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreements, we provide "Think", "Co-build", and “Scale” brand services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build,” our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale."

Our Services and the Rokk3r Ecosystem

We provide a suite of services that is a hybrid network of human and machine intelligence systems, seeking to enable early stage startup technology companies and existing businesses to develop new products and businesses in a frictionless, accelerated and comprehensive way.  Our services are designed to leverage exponential technologies to rapidly accelerate and shape industries. These exponential technologies include artificial intelligence (AI), augmented and virtual reality (AR, VR), blockchain (decentralized ledger technologies), data science, digital biology and biotech, machine learning, nanotech, robotics and sensors. By taking into account modern economic theories (abundance), exponential organizations (ExOs) factors, exponential technologies, increased global connectivity, and the rise of a collective global genius, we seek to optimize rates of success in company building and product development by offering a broader range of essential services in one place. We provide these services with the purpose of allowing our clients to focus on the creative aspects of building a business or creating new products and relieve them with the burden of developing an operational and development infrastructure.

Our ecosystem approach aims to reduce friction and streamline execution by leveraging talent, shared services, experience, and networks. From business diagnosis to strategy design, execution and funding, Rokk3r helps organizations and ventures augment and transform exponentially. Through our methodology and ecosystem, we seek to make new business opportunities become highly investable assets for venture fund and other investment funds.

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

      Furthermore, it is well known that a high percentage of entrepreneurs fail, forreasons rangingfrom their inability to find product market fit, to not being able to recruit the appropriate talent to not receiving funding at the right time. We believe that the infrastructure for entrepreneurs who seek to develop new technologies does not match up with the demand for new applications. Yesteryear solutions of leveraging close contacts to get work done and raising funds from family and friends when it really matters is not always effective. Even in today’s hyper-connected world, we believe innovation is hampered by where you are, the lack of access to investors, mentors, technology resources and access to the global economy. We believe these limitations create a need for an infrastructure and ecosystem that provides an overall, global entrepreneurial solution. A limitation addressed by our Rokk3r Ecosystem.

As a result, several clients have joined our ecosystem in 2018, such as Corporacion El Rosado, SBD Scala, Seguros Confianza, Zingo Inc., Fleetflex Inc., Joule.Ai Inc., and Sostereo Music Group LLC.El Rosado and SBD Scala were two of the major clients of the company in 2018 and the contract with SBD was completed at the end of the 2018. The Company’s continuous business development efforts is expected to result in new business opportunities and reduce reliance on major clients.

Our Marketing Efforts and Plans

Our goal is to make it possible for anyone, anywhere, to participate in our public-market based, blockchain-driven, exponential company building ecosystem. We plan to unlock the process of company building and have been actively marketing our advisory services in the U.S., Latin America and the U.K. to meet the needs of this market. We expect to add new consulting clients through these enhanced marketing efforts coupled with increasing demand from U.S. based technology companies seeking our services. We will continue to focus our efforts on companies that utilize technology in their software applications, business process or products that fulfill a need in daily living. We believe these companies have the greatest potential for growth and profitability and are in need of business development services and capital.

Our marketing efforts include sponsoring trade symposiums, investment forums, formation of strategic alliances with industry and trade associations and educational institutions and our presence on the Internet. Rokk3r Talk is a special series of one-day talks that aims to bring our community together, including potential entrepreneurs, investors, and corporations entering our ecosystem. Rokk3r Talk’s speakers are subject matter experts and share their views on topics such as the impact of exponential technologies, the rise of new industries, technology trends, the global economy and how entrepreneurs and companies are taking advantage of the new paradigms to transform business insights into exponential opportunities. The Rokk3r Ambassador program consists of a network of passionate people from various communities that contribute to our mission by amplifying our impact and bringing entrepreneurs, investors, and corporations into our exponential transformation ecosystem via a formalized incentive structure. Rokk3r ambassadors are deployed across strategic markets helping Rokk3r expand its reach.

Competition

The services we offer compete with the services offered by entities and individuals seeking to take advantage of the growing need of companies seeking management advice in order to develop new products and technologies and obtain access to U.S. capital markets for their expansion. This competition ranges from large management consulting firms and investment banks that offer a broad range of consulting and financial services, to small companies and independent contractors that provide specialized services. Many of the firms prospecting these clients are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Furthermore, we acknowledge we are competing with firms that may possess greater financial, marketing, technical, human and other resources. We believe that we compete primarily on the basis of our ability to offer a wider range of value-added services than our competitors. In light of the sheer numbers of companies and individuals seeking to expand or develop new products and technologies, we believe it is difficult for early stage companies to convert ideas into products or businesses, attract interest in the financial community, make acquisitions and increase revenues and profitability. In that sense, our main competitors are Accenture Inc., Boston Consulting Group (BCG), PricewaterhouseCoopers (PwC), McKinsey & Company, local innovation agents, such as Singularity University, and Mach49; and start-up incubators and accelerators. However, we believe the Company is well positioned to assist early stage companies.

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

Patents and Trademarks

We do not own any patents or trademarks. On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs.Pursuant to which,Rokk3r Labs granted the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019. The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement, the Company shall pay an annual fee of $120,000, payable on the anniversary of the effective date of the agreement.

Employees

As of March 22, 2019, we have five (5) full-time employees. However, our controlling shareholder, Rokk3r Labs, provides us with the services of its contractors and third-party software developers on an as-needed basis pursuant to a Collaboration Agreement. See Item 13.

Since the incorporation of the Company’s wholly-owned subsidiary Rokk3r Ops Inc., a portion of the services have been assumed and are now being offered by Rokk3r Ops’ independent contractors.

 Our Corporate History and Recent Developments

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”), dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of ourcommon stock owned by DMJ (the “Purchased Shares”). The Purchased Shares represented, at closing, approximately 80.2% of our then issued and outstanding shares of common stock. The funds for the acquisition were provided by a related party controlled by and used for the benefit of the Buyer. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Ms. Taylor and Theodore Faison to fill vacancies on our Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,939, including $1,037,632 in principal and $852,406 in accrued interest.

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

On December 26, 2017, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Ms. Taylor, the former Chief Executive Officer and Rokk3r Labs. The transactions contemplated by the Restructuring Agreement (the “Transactions”) closed on December 26, 2017. As a result of the closing of the Transactions, Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the closing, Rokk3r Labs owned 89.41% of our then outstanding shares of common stock. Rokk3r Labs provides consulting services to startup companies and provides resources such as business development, investment, recruitment, legal support, training, toolsets as well as guidance from entrepreneurs to oversee and align the strategic vision of the company through its life-cycle.

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

On March 23, 2018, we changed our name to Rokk3r Inc. (the “Name Change”) in order to reflect our current business of providing consulting services and related value generating strategies. The Name Change was effected through a parent-subsidiary short-form merger between Rokk3r Labs and its wholly owned subsidiary, Rokk3r Inc., pursuant to Nevada Revised Statutes 92A.180. In connection with theName Change, on June 18, 2018, our trading symbol was changed to “ROKK” and CUSIP No. to 77544L104.

        On May 10, 2018, the Board of Directors approved the incorporation of two wholly-owned subsidiaries, Rokk3r Ops Inc. to provide our "Think Phase," "Co-build," and “Scale” services, and Rokk3r Fluid Inc. to pursue our plans to launch our newly created blockchain consulting services division. Both entities were incorporated in Florida. Rokk3r Ops Inc. is fully operational, and its financials were included in the consolidated financial statements as of December 31, 2018. Rokk3r Fluid Inc. is not operational yet

On July 26, 2018, we filed a certificate of designation, preferences and rights of Series B Preferred (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B Preferred (the “Series B Preferred”) and subsequently sold 4,085,938 shares of our Series B Preferred during the year ended December 31, 2018.

On October 15, 2018, the board of directors of Rokk3r Ops Inc. approved the incorporation of two wholly-owned subsidiaries, B3riblock Inc., to develop a blockchain-based document safeguarding, authentication and tracking platform, and Rokk3r Flamingo Inc. Both entities were incorporated in Delaware, and both are not operational yet.

On November 2, 2018, the board of directors of the Company (“Board”) increased the number of directors on the Board from three to five in accordance with the Company’s Amended and Restated Articles and Bylaws. On the same date, the Company appointed Salim Ismail to fill one of the spots created by the increase to the Board and appointed Mr. Ismail to serve as a member of the Board effective November 2, 2018, and to serve in such position for the remainder of the term of the other members of the Board or until replaced or upon his resignation.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 2121 NW 2nd Avenue #203, Miami, Florida 33127. We occupy a portion of this space pursuant to an oral, month to month arrangement with Rokk3r Labs who leases a total of 5,861 square feet of office space. The Rokk3r Labs lease expires on September 30, 2021 and the Company portion of the monthly rent is approximately $11,000.

ITEM 3. LEGAL PROCEEDINGS

Press Media Group, Inc.

On March 9, 2018, the Company and Rokk3r Labs (collectively, the “Plaintiffs”) filed a complaint against Press Media Group Inc., a Delaware corporation (“Press Media”), and Alberto Marzan, the founder and Chief Executive Officer of Press Media (collectively, the “Defendants”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2018-007600-CA-01 CA08) (the “Rokk3r Complaint”). The complaint seeks relief for anticipatory breach of contract and declaratory judgement and alleges that the Defendants breached a joint venture agreement (the “JV Agreement”) pursuant to which the Company and the Defendants agreed to use their respective know-how and resources to acquire Afrostream Inc., a third-party company by failing to repay a $35,000 loan. The complaint seeks relief for fraudulent concealment and alleges that while the Company fulfilled its obligations under the JV Agreement by using their best efforts to procure funding for the acquisition and loaning $35,000 to Press Media for such purpose, the Defendants thwarted the deal by failing to provide the necessary due diligence and failing to disclose to the Company and potential investors Mr. Marzan’s criminal history as a convicted felon and accusations against him for insurance fraud. The complaint ultimately seeks relief in the form of: (i) damages incurred as a result of Mr. Marzan’s fraudulent concealment and failure to repay loans of at least $35,000; (ii) an award of attorneys’ fees, costs and disbursements; (iii) a declaration that Plaintiffs are not liable to Press Media in tort or contract; and (iv) an award of further relief as deemed just and proper.

On March 16, 2018, the Defendants filed a separate complaint against the Company and Rokk3r Labs in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint brought by the Defendants alleges breach of contract, breach of fiduciary duty, fraud in the inducement, existence of a quasi-contract, and aiding and abetting all of which stem from or relate to the JV Agreement. The defendants have since dismissed their lawsuit, but have filed counterclaims to the Rokk3r Complaint that are identical to those set forth in the dismissed complaint.

On October 18, 2018, the court struck the Defendants’ pleadings and entered default against them for repeated failures to comply with the court’s orders. Following this entry of default, on December 4, 2018, the court entered Final Default Judgment against the Defendants and in favor of the Company and Rokk3r Labs. In the Final Default Judgment, the Company and Rokk3r Labs were awarded $35,000 with 6.09% interest per annum, against Press Media. The Final Default Judgment was not appealed. The Final Default Judgment of $35,000 and accrued interest receivable were accounted for as gain contingency in accordance with Accounting Standards Codification 450-30,Gain Contingencies, and will be recognized when payment is received. Further, management assessed that the probability of collection is remote since Press Media is currently in default on other financial obligations through default judgments not related to the Company.

Other than as set forth above, we are not presently a party to any litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC PINK tier of the OTC Markets Group. The trading symbol for our common stock is ROKK. There is no established trading market for our common stock as yet and trading of it is limited and sporadic. There can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2018 and 2017. This information was obtained from the OTC Pink and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actualtransactions. On March 22, 2019, the closing price of our common stock on the OTC Pink was $1.25 per share.

Fiscal Year Ended December 31, 2018

Fiscal Quarter Ended	High	Low

December 31, 2018	$3.25	$0.55
September 30, 2018	$9.00	$2.25
June 30, 2018	$15.00	$1.01
March 31, 2018	$2.80	$1.80

Fiscal Year Ended December 31, 2017

Fiscal Quarter Ended	High	Low

December 31, 2017	$7.00	$1.00
September 30, 2017	$10.00	$7.00
June 30, 2017	$12.00	$7.00
March 31, 2017	$10.50	$7.50

Holders of Common Stock

As of March22, 2019, there were approximately 325 record holders, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the year ended December 31, 2018, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•
During the three months ended December 31, 2018, the Company sold 1,742,188 shares of Series B Preferred, pursuant to a stock purchase agreement dated July 26, 2018, in exchange for consideration of $1,115,000 and the Company used the proceeds for continuing the development and expansion of the business operations.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Securities Authorized for Issuance under Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and approved to reserve 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of December 31, 2018 and 2017, no equity instruments have been issued under the 2017 Omnibus Equity Compensation Plan.

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of December 31, 2018, no equity instruments have been issued under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of the date of this report, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

Authorized Capital Stock

On March 8, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 are common stock, par value $0.0001 per share and 50,000,000 are preferred stock, par value $0.0001 per share of which 1,000,000 shares were designated as Series A Preferred Stock (“Series A Preferred”).

On July 26, 2018, we filed a certificate of designation, preferences and rights of Series B Preferred stock with the Secretary of State of the State of Nevada to designate 4,687,500 shares of our previously authorized preferred stock as Series B Preferred stock. During the year ended December 31, 2018, the Company sold 4,085,938 shares of the Series B Preferred for net proceeds of $2,615,000 or $0.64 per preferred share, which is reflected, in the accompanying consolidated balance sheet as a mezzanine equity under “Redeemable Preferred Shares.” As of December 31, 2018, 4,085,938 shares of Series B Preferred sold were issued and outstanding.

As of March 22, 2019, there are currently 101,427,105shares of our common stock, zero Series A Preferred and 4,085,938 Series B Preferred, issued and outstanding.

 Common Stock

The holders of common stock are entitled at every meeting of the shareholders to one (1) vote in person or by proxy for each share of the capital stock having voting power held by such shareholder except as otherwise expressly required in the Amended and Restated Articles (such as super majority voting rights established through preferred stock. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

As noted above the Company has designated 4,687,500 shares of its previously authorized preferred stock as Series B Preferred.

The Certificate of Designation for the Series B Preferred includes:
·
•	the original issue price of each share is $0.64 (the “Original Issue Price”),
•	the shares are entitled to one vote for each share of common stock that such shares of Series B Preferred are convertible into,
•	the shares do not pay dividends
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

Transfer Agent

The transfer agent for our common stock is Securities Transfer Corporation 2901 Dallas Parkway, Suite 380, Plano, TX 75093,469-633-0101.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

•	“fiscal year 2017” – January 1, 2017 through December 31, 2017
•	“fiscal year 2018” – January 1, 2018 through December 31, 2018

The Company

 We were formerly known as Eight Dragons Company, a Nevada corporation. Our predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, we changed our name to Rokk3r Inc. In connection with this name change, on June 18, 2018, our trading symbol was changed to “ROKK”.

We expect to generate revenues primarily from consulting services agreements focused on education, consulting, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreements, we provide "Think", "Co-build", and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build”, our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale".

Recent Developments

On March 8, 2018, the Company filed Amended and Restated Articles with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 are common stock, par value $0.0001 per share and 50,000,000 are  preferred stock, par value $0.0001 per share.

On March 23, 2018, we changed our name to Rokk3r Inc. in order to reflect our current business of providing consulting services and related value generating strategies. The Company also effected a change in its trading symbol on the OTC Markets to “ROKK” and the CUSIP number to 77544L104, effective as of June 18, 2018.

On May 10, 2018, the Board approved the incorporation of two wholly-owned subsidiaries, Rokk3r Ops Inc. to provide our "Think Phase", "Co-build", and “Scale” services; and Rokk3r Fluid Inc. to pursue our plans to launch our newly created blockchain consulting services division. Both entities were incorporated in Florida. Rokk3r Ops Inc. is operational, and its financials are already consolidated. Rokk3r Fluid Inc. is not yet operational as of the date of this report.

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. The $250,000 payment was recorded as prepaid expense in the accompanying consolidated balance sheet.

On July 10, 2018, David Zhu, founder of Arcana Wallet, a crypto asset security company providing secure dynamic control of cryptocurrency investments and co-founder of the California-headquartered Enplug, accepted the appointment as a non-exclusive Entrepreneur-in-Residence until December 31, 2019. This relationship is of mutual benefit where the goals are to foster growth and to expand opportunities worldwide. Each party is solely responsible for all of its costs and expenses associated with the performance of the activities; however, Rokk3r Inc. agreed to grant Mr. Zhu a one-time compensation for the appointment equivalent to 100,000 shares of our common stock and $50,000 upon the creation of the ARCA Tokens by Arcana Limited, a Hong Kong entity.

On July 10, 2018, the Arcana Service Agreement was signed between Rokk3r Ops Inc. and Arcana Limited, a Hong Kong company, a crypto asset security entity that provides secure dynamic control of crypto-currency investments. This agreement is for consulting services in connection with the idea or concept for a system or technology and the associated business model and business strategy presented by Arcana Limited to Rokk3r Ops Inc. and subject to further development and modification by Rokk3r Ops Inc. exclusively and solely for Arcana Limited. In consideration for the Services, Arcana Limited will pay a non-refundable fee of 666,667 Arca Tokens. The Arca Tokens will be delivered to Rokk3r Ops Inc. upon their generation event, which has not yet occurred as of the date of this report and the Company had not received any payment from Arcana Limited as of the date of this report.

On July 26, 2018, we completed a financing transaction for proceeds of up to $3,000,000 over a period of up to six months. We used the funds from this financing along with funds raised in private offerings during the quarter ended June 30, 2018 to continue to develop and expand our business operations. The July 26, 2018 financing transaction involved our sale of up to 4,687,500 shares of our Series B Preferred stock, $0.0001 par value at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares of the Series B Preferred are issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced on July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from us in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share. We will use the proceeds from the issuance of the Series B Preferred for the operations of our business and for working capital purposes. During the year ended December 31, 2018, the Company sold 4,085,938 shares of Series B Preferred for net proceeds of $2,615,000. As of December 31, 2018, 4,085,938 of Series B Preferred were issued and outstanding.

Additional disclosure regarding the collateral and certain rights of the investor in connection with this transaction are disclosed below under the Section “Current and Future Financings – Series B Preferred Stock.”

On October 15, 2018, the Board of Directors of Rokk3r Ops Inc., approved the incorporation of two wholly-owned subsidiaries, B3riblock Inc., to develop a blockchain-based document safeguarding, authentication and tracking platform, and Rokk3r Flamingo Inc. Both entities were incorporated in Delaware, and neither is operational yet as of the date of this report.

On November 2, 2018, the Company entered into a stock purchase agreement (the “SPA”) with ExO Foundation Inc., a Delaware public benefit corporation (“EXO”) which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company. Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”).

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

On November 2, 2018, the Company and EXO entered into a Safe-T Agreement. Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of CivX Tokens (each a “Token” and together the “Tokens”) to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement and discussed below, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed below.

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

On November 2, 2018, the Board increased the number of directors on the Board from three to five in accordance with the Company’s Amended and Restated Articles and Bylaws. On the same date, the Company appointed Salim Ismail to fill one of the spots created by the increase to the Board and appointed Mr. Ismail to serve as member of the Board of the Company effective November 2, 2018, and to serve in such position for the remainder of the term of the other members of the Board or until replaced or upon his resignation.

On November 16, 2018, the Board approved the Company entering into a Strategic Alliance Agreement with IDE Business School by means of accepting the assignment of the strategic agreement between 10XU Inc. and the IDE Business School. The agreement provides for collaboration with educational institutions to co-launch and run educational programs (classes, workshops, etc.), focusing on understanding how the world is changing, the trends and exponential technologies that are disrupting industries, the impact on entrepreneurship and society, and how to leverage the abundance of opportunities that surround us (like hyper connectivity) to solve global relevant problems and create value.

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of the date of this report, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

On November 20, 2018, the Board of Directors of Rokk3r Ops Inc., approved the incorporation of Rokk3r Ai Inc., to conduct some business of the Corporation consisting of helping enterprises to evolve from collecting data to understanding and using it, through the creation and management of large-scale enterprise knowledge graphs. Rokk3r Ai Inc. is not operational yet as of the date of this report.

On February 5, 2019, the Company entered into a Service Agreement with PCG Advisory Inc. to provide the Company with the services in the areas of investor relations and strategic communications.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $2,301,939and $0 for the fiscal years ended December 31, 2018 and 2017, respectively.The increase in revenues reflect the commencement of our current revenue producing activities such as providing consulting services.Through our consulting services agreements, we provide "Think", "Co-build", and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build”, our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale". We did not have any revenue producing activities in 2017.

Operating Expenses

For the year ended December 31, 2018, we incurred operating expenses in the amount of $5,669,742 compared to $39,195,399 for the year ended December 31, 2017, a decrease of $33,525,657 or 85.5%. The decrease was primarily attributable to the recording of a one-time impairment loss of $12,489,226 in 2017, a decrease in since rescinded compensation expense of $12,181,664, and a decrease in total consulting fees of $10,219,287. The decrease in compensation and consulting fees were primarily related to decrease in stock based compensation and consulting of $25,662,070 offset by an increase in consulting fees – parent of $2,701,250 during the year ended December 31, 2018. These decrease in expenses were offset by an increase in contract labor of $770,887, an increase in legal expense of $313,554, an increase in professional fees of $192,520, an increase in bad debt expense of $148,982 and a decrease in general and administrative expenses of $61,423.

Other Income (Expenses)

We incurred $(41,998) of other expense for the year ended December 31, 2018 compared to other income of $1,297,114 for the year ended December 31, 2017, a change of $1,339,122 or 103.2%. The change was attributed to the gain of $1,889,938 from the extinguishment of debt that was a condition to a change of control transaction that occurred in March 2017 compared to $0 for the year ended December 31, 2018. Additionally, for the year ended December 31, 2017, we recorded interest expense of $592,824 compared to $40,933 for the year ended December 31, 2018, a decrease of $551,831, or 93.1%. Interest expense was primarily related to the Company’s issuance of a convertible promissory note to Firstfire in 2017, which was converted into shares of common stock during the year ended December 31, 2018 pursuant to the Amended Settlement Agreement and Stipulation dated July 15, 2018.

Net Loss

We incurred a net loss for the year ended December 31, 2018 in the amount of $3,409,801, or $0.03 per basic and diluted common share, compared to $37,898,285, or $1.39 per basic and diluted common share, for the year ended December 31, 2017, a decrease of $34,505,204 or 91.0%. The decrease were attributable to a decrease in loss from operations and other income (expense) as discussed above.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018, our working capital amounted to $2,959,543a change of $3,589,898 or 570.0% as compared to a working capital deficit $630,355 as of December 31, 2017. This change wasattributed toan increase in cash of $2,252,902, increase in net account receivable of $400,182, an increase in prepaid expense of $443,953 and an increase in receivable from the parent company of $75,138. The increase in current assets was offset by an increase in accounts payable of $151,606, an increase in accrued expense of $27,163, an increase in deferred revenue of $20,000, a decrease of payable to the parent company of $16,492 and the decrease in convertible note payable of $540,000.

Cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017

Net cash flow used in operating activities was $4,015,363 for the year ended December 31, 2018 as compared to $830,405 for the year ended December 31, 2017, an increase of $3,184,958.

•
Net cash flow used in operating activities for the year ended December 31, 2018 primarily reflected a net loss of $3,393,081 and the add-back of non-cash items consisting of depreciation expense of $1,608, common stock issued for compensation and consulting service of $75,786, non-cash interest expense of $40,994 and bad debt of $148,982. This was offset by changes in operating assets and liabilities of $872,932 primarily related to an increase in grossaccounts receivable of $549,164, an increase in prepaid expense of $443,953, an increase receivable fromour parent company of $75,138,increase in accounts payable of $151,606, increase in deferred revenue and increase in accrued liability of $23,717.

•
Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected a net loss of $37,898,285 and the add-back of non-cash items consisting of a gain on the extinguishment of debt of $1,889,938, common stock issued for compensation and consulting service of $25,737,856 (some of which has since been rescinded), common stock issued for settlement pursuant to restructuring agreement of $68,750, an impairment loss of $ 12,489,226, non-cash interest expense of $560,000 and bad debt of $5,784. This was offset by changes in operating assets and liabilities of $96,202 primarily related to an increase in accounts payable of $52,619, an increase in accrued liability of $13,369, an increase in accrued interest-related party of $19,506 and an increase to due to parent company of $16,492.

Net cash used in investing activities during fiscal year 2018 was $20,623as compared to $1,000,000 in fiscal year 2017, a decrease of $979,377. During  fiscal year 2017, we used cash to acquire a non-controlling 18.72% ownership interest in Rokk3r Labs, LLC and during fiscal year 2018, we used cash to acquire fixed assets.

Net cash provided by financing activities during fiscal year 2018 was $6,333,888 as compared to $1,830,405 in fiscal year 2017, an increase of $4,503,483. During fiscal year 2017, we received proceeds from notes of $1,517,800, proceeds of $300,000 from convertible debt, and proceeds from advances from related parties of $12,605. During fiscal year 2018, we received $3,735,380 of proceeds from the sale of shares of our common stock and $2,615,000 of proceeds from the sale of shares of our Series B Preferred.

We do not have sufficient resources to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are currently dependent upon our controlling shareholder to provide or loan us funds to meet our working capital needs.

Current and Future Financings

Current Indebtedness

On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire Global Opportunities Fund, LLC (“Firstfire”), pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000 for the principal amount of the promissory note issued by the Company to Firstfire on the $330,000 principal amount convertible note issued to Firstfire on April 27, 2017, plus $100,000 as set forth in section 3.1 in the note, plus default interest of 15% annually (the “Settlement Amount”) as provided for in the note.

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act, in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the Company and Firstfire upon execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note are now governed by and have been replaced by the Company’s obligations under the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement approved by the Firstfire Order, on November 15, 2017, the Company agreed to issue to Firstfire shares (the “Firstfire Settlement Shares”) of the Company’s common stock, upon conversion of the Settlement Amount by Firstfire. The Settlement Amount is convertible into Common Stock, at Firstfire’s option, at a conversion rate equal to 75% multiplied by the lowest traded price of the Company’s common stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from Firstfire. The Settlement Agreement provides that the Firstfire Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Firstfire Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Firstfire may deliver a request to the Company for shares of common stock to be issued to Firstfire (the “Firstfire Share Request”).

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

During the year ended December 31, 2018, the Company’s issued 750,000 shares of common were issued, in addition to the 250,000 shares of common stock issued in 2017, pursuant to the Settlement Agreement and Firstfire Amendment. The Firstfire Note had no outstanding principal and interest as of December 31, 2018. The shares of common stock comprising the Settlement Shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

Series B Preferred Stock

On July 26, 2018, we completed a financing transaction for proceeds of up to $3,000,000 over a period of up to six months. We used the funds from this financing along with funds raised in private offerings during the quarter ended June 30, 2018 to continue to develop and expand our business operations. The July 26, 2018 financing transaction involved our sale of up to 4,687,500 shares of our Series B Preferred at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares of the Series B Preferred will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced on July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from us in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share. We will use the proceeds from the issuance of the Series B Preferred for the operations of our business and for working capital purposes. During the year ended December 31, 2018, the Company sold 4,085,938 shares of Series B Preferred for net proceeds of $2,615,000. As of December 31, 2018, 4,085,938 of Series B Preferred were issued and outstanding.

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

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred as mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 - "Distinguishing Liabilities from Equity" Under “Redeemable Preferred Shares”.

During the year ended December 31, 2018, the Company sold 4,085,938 shares of the Series B Preferred for net proceeds of $2,615,000 or $0.64 per preferred share.

As of December 31, 2018, 4,085,938 shares of Series B Preferred sold were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred, during the year ended December 31, 2018.

Going Concern Consideration

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,409,801 for year ended December 31, 2018. The net cash used in operations was $4,015,363 for the year ended December 31, 2018. Additionally, the Company had an accumulated deficit of $74,968,545, and had stockholders’ equity of $1,259,139 at December 31, 2018. During the year ended December 31, 2018, the Company sold its common stock for net proceeds of $3,735,380 and Series B Preferred shares for net proceeds of $2,615,000 for total net proceeds of $6,350,380. The Company had a cash balance of $2,297,902 at December 31, 2018.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report. Our independent registered public accounting firm has indicated in its report filed herewith its conclusion to that effect. The Company’s controlling shareholder, Rokk3r Labs, has committed to meeting its operating expenses. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2018, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2018 and 2017 include the assumptions used in assessing impairment of investments, valuation allowances for deferred tax assets, and the fair value of accounts receivable, valuation allowance for bad debt, non-cash equity transactions and stock-based compensation.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery in accordance with the customer contract or purchase order.

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

If at the outset of an arrangement, the Company determines that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of the Company’s deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

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

Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on pages F-2 through F-24 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 for the reasons discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because it identified the following material weakness and significant deficiencies:

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

•	We did not maintain appropriate segregation of duties. As of December 31, 2018, the Company did not require dual signature on the Company’s bank accounts.

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

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held

Nabyl Charania	42	Chief Executive Officer, Chief Financial Officer and Director
German Montoya	46	Corporate Secretary and Director
Jeffrey S. Ransdell	50	Director
Salim Ismail	53	Director

Our directors are appointed for one-year terms to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the Board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our Board appoints officers annually and each executive officer serves at the discretion of our Board.

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

German Montoya. Mr. Montoya has served as our Secretary and director since December 26, 2017. He is a co-founder and currently the Chief Strategy and Creative Officer at Rokk3r Labs, where he executes the strategic direction for its portfolio companies, and a general partner of Rokk3r Fuel Exo, where he manages fundraising and investment opportunities. Prior to joining Rokk3r Labs in 2012, between 2008 and 2012 he was the principal officer of an advertising company, Rokk3r Mobile Marketing and Advertising. He led strategic and commercial initiatives as the Marketing Vice President at CycleLogic, Inc., a provider of integrated Internet solutions for wireless telephone operators throughout Latin America from 2004 to 2008.Mr. Montoya’s professional experience also includes working as a consultant at Accenture from 1997 to 2002. He earned a Bachelor of Science in Applied Economics and Business Management at Cornell University.

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

Salim Ismail. Mr. Ismail has served as a director since November 2, 2018. He served as the Executive Director/Global Ambassador at Singularity University based at the NAASA Research Park in Moffett Field, California, from September 2008 to August of 2014, where Mr. Ismail engaged in, amongst other things, organizational design, fundraising, faculty management, curriculum development and community development.  From September of 2014 to the present Mr. Ismail has worked as a speaker and author. Mr. Ismail is a sought-after speaker, strategist, entrepreneur, and the author of the best-selling book “Exponential Organizations,” which was published in 2014 and has been translated into 15 languages and sold over a quarter million copies. Mr. Ismail travels extensively for speaking engagements addressing topics including breakthrough technologies and their impact on a variety of industries. Mr. Ismail received a Bachelor of Sciences with honors in theoretical physics and computing from the University of Waterloo in Canada in 1989.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our company.

Carlos Escobar. Carlos Escobar is senior executive with experience building corporate value and financial services organizations. In his previous role as Chief Executive Officer of for KawaPACE from 2015 to 2016, a provider of funding for clean energy projects, he was responsible for launching a new company to originate and fund Commercial Property Assessed Clean Energy (C-PACE) projects across the United States. Previously, from 2012 to 2015, Mr. Escobar was the President of ExpoCredit Financial Group, a specialty finance company that provides working capital loans to domestic and international businesses. From 2008 to 2012, Mr. Escobar was the Vice President of Marketing Operations and Product Management for Western & Southern Financial Group, a provider of insurance protection, investments and retirement solutions.  In that role, he was responsible for multicultural marketing campaigns, product development efforts, and field operations support for a team of over 1,500 producers serving over 1 million customers. In addition to his Master’s in Business Administration from Duke University, Mr. Escobar has a Master’s Degree in Chemical Engineering from Cornell University and a Bachelor’s of Science Degree in Chemical Engineering from Lafayette College in Easton, PA.

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

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of 79.4% of our outstanding common stock. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

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

Director Compensation

Except for Mr. Ismail, the other directors do not receive any compensation as directors and there is no other compensation considered for them at this time.

In connection with the appointment of Salim Ismail to the Board, the Company entered into a Board of Directors Retainer Agreement (the “Retainer Agreement”) with Mr. Ismail, pursuant to which the Company agreed to pay Mr. Ismail the following compensation for his services: 1,000,000 shares of the Company’s $0.0001 par value per share common stock, for 4 years of service, with 25% of such common stock shares vesting at the end of each calendar year, with the first vesting date on December 31, 2019, as long as Mr. Ismail remains a member of the Board and continues to fulfill his duties and provide the services during the corresponding vesting period. Notwithstanding the foregoing, if Mr. Ismail’s appointment is terminated prior to 4 years of service, at any time after the first vesting period, Mr. Ismail will continue to earn the common stock shares in the agreed upon quantity; however, the vesting period of the remaining common stock shares will then move to the end of the fourth calendar year, which would be December 31, 2022. However, the Board, in its discretion, may at any time accelerate the vesting period for the common stock shares under the Retainer Agreement.

The term of the Retainer Agreement is from the date of execution until Mr. Ismail either resigns or is terminated from such position in accordance with the Company’s Articles of Incorporation, as amended and Bylaws. Pursuant to the Retainer Agreement, the Company shall not pay Mr. Ismail any extra fees for each regularly scheduled meeting of the Board that he attends in person, nor for attending meetings telephonically. Additionally, pursuant to the Retainer Agreement, if Mr. Ismail is designated to participate in a committee of the Board as either a chairperson or non-chairperson member, he will be entitled to receive compensation in addition to the compensation previously agreed, in amounts to be later approved by the Board at the moment of such committee appointment.

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

Based solely upon our review of copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2018, the following persons did not timely file Forms 3, Forms 4 and Forms 5 reporting beneficial ownership of our securities and/or changes therein: Mr. Ransdell and Rokk3r Labs filed a Form 3 late and Mr. Ismail has not yet filed his Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2018 and 2017:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year 2018 and 2017;
(ii)
our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2018 and 2017 whose compensation exceed $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018. Compensation information is shown for the fiscal year ended December 31, 2018:

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Nabyl Charania,	2018	$199,000	$—	$—	$—	$—	$199,000
Chief Executive Officer (1)	2017	$—	$—	$—	$—	$—	$—

Una Taylor (2)	2017	$—	$—	$12,466,668	$—	$220,929	$12,687,607	(3)

(1)
Mr. Charania was appointed as Chief Executive Officer, Chief Financial Officer and a director on December 26, 2017. We have no employment agreement with Mr. Charania and his annual salary is $199,000 and Mr. Charaniadid not receiveany compensation in 2017.

(2)
Ms. Taylor resigned as our Chief Executive Officer, Chief Financial Officer and a director on December 26, 2017. On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred to Una Taylor, our former Chief Executive Officer and controlling shareholder in consideration for services rendered. In connection with the issuance of the Series A Preferred, the Company recorded stock-based compensation expense of $37,500. On December 26, 2017, Ms. Taylor cancelled the 1,000,000 shares of Series A Preferred previously issued to her as provided for in the Rescission and Mutual Release Agreement entered into between the Company and Ms. Taylor dated December 26, 2017 (the “Taylor Rescission Agreement”). Upon cancellation, the Company reversed the previously recorded stock-based compensation expense of $37,500.

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

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2018:

With respect to each option award:

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
•	the exercise price of such option;
•	the expiration date of such option;
•	with respect to each stock award;
•	the number of shares of our common stock that have been earned but have not vested;
•	the market value of the shares of our common stock that have been earned but have not vested;
•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Nabyl Charania	—	—	—	—	—	—	—	—	—

Securities Authorized for Issuance under Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and approved to reserve 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of December 31, 2018 and 2017, no equity instruments have been issued under the 2017 Omnibus Equity Compensation Plan.

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan shall automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of December 31, 2018, no equity instruments have been issued under the plan.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plans approved by our shareholders:
2017 Omnibus Equity Compensation Plan	—	$—	5,000,000
2018 Equity Incentive Plan	—	$—	15,000,000
Plans not approved by shareholders:
None.	—	$—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following tables set forth certain information, as of March 22, 2019 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Named Executive Officers and Directors:
Nabyl Charania (1)	83,727,208		82.5%
German Montoya (2)	83,727,208		82.5%
Jeffrey S. Ransdell (3)	9,785,094		9.6%
Salim Ismail	—		—%
All executive officers and directors as a group (four people)	93,512,302	(6)	92.2%

Other 5% Stockholders:
Rokk3r Labs LLC (4)	83,727,208		82.5%
Rokk3r Fuel Fund 2, LP (5)	8,281,250		8.2%

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

(3)
Includes 256,250 shares of common stock owned by Mr. Ransdell, 8,281,250 shares of common stock owned by Rokk3r Fuel Fund 2, LP and 1,247,594 shares of common stock owned by Rokk3r Fuel Co-Invest 2, LLC Series C-1, over which Mr. Ransdell exercises voting and dispositive control.Mr. Ransdell disclaims beneficial ownership of the securities owned by Rokk3r Fuel Fund, LP except to the extent of his pecuniary interest therein.

(4)	Messrs. Charania and Montoya jointly exercise voting and dispositive control over our common stock owned by Rokk3r Labs.

(5)	Mr. Ransdell exercises voting and dispositive control over our common stock owned by Rokk3r Fuel Fund, LLC (“Rokk3r Fuel”).

(6)
Please note that the total amount only includes the 83,727,208 of shares owned held by Rokk3r Labs LLC once, as these shares are beneficially owned by both Mr. Montoya and Mr. Charania. Please see footnotes (1), (2) and (4) above

Percentages were based on 101,427,105 shares of the Company’s common stock issued and outstanding as of March 22, 2019, as adjusted for any shares issuable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Nabyl Charania	Chief Executive Officer, Chief Financial Officer and Director
Salim Ismail	Director

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

On April 30, 2017, the Company and Rokk3r Labs entered into the Rokk3r Labs Equity Purchase Agreement. See Notes 8 and 10 to the financial statements included elsewhere in this report.

On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel entered into a Stock Issuance and Release Agreement. See Notes 8 and 10 to the financial statements included elsewhere in this report.

On December 26, 2017, the Company entered into a Restructuring Agreement and the Release Agreements with Una Taylor, the former Chief Executive Officer and substantial stockholder of the Company, and Rokk3r Labs. See Notes 1 and 10 to the financial statements included elsewhere in this report.

On December 26, 2017, the Company and Rokk3r Labs entered into an Asset and Intellectual Property Contribution and Assignment Agreement. See Notes 1 and 10 to the financial statements included elsewhere in this report.

Due to Parent Company

During the year ended December 31, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $154,700 and repaid $229,838 for working capital purposes. The advances are non-interest bearing and are receivable or payable on demand. See Note 10 to the financial statements included elsewhere in this report.

Collaboration Agreement – Parent Company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period. See Note 10 to the financial statements included elsewhere in this report.

Trademark License Agreement – Parent Company

On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs.,pursuant to which Rokk3r Labs will grant to the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019.The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement,the Company shall pay an annual fee of $120,000, payable on the anniversary of the effective date of the agreement. See Note 10 to the financial statements included elsewhere in this report.

Consulting Services Agreement

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. The $250,000 payment was recorded as prepaid expense – related party in the accompanying consolidated balance sheet. See Note 10 to the financial statements included elsewhere in this report.

Stock Purchase Agreement

On November 2, 2018, the Company entered into a stock purchase agreement (the “SPA”) with ExO Foundation Inc., a Delaware public benefit corporation (“EXO”) which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company. Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”).

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

The SPA includes customary representations, warranties and covenants by the Company and EXO and customary closing conditions.

Safe-T Agreement

On November 2, 2018, the Company and EXO entered into the Safe-T Agreement.  Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of CivX Tokens (each a “Token” and together the “Tokens”) to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement and discussed below,  divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed below.

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

The Safe-T Agreement defines the term “Purchase Amount” as follows: (a) the value of 5,000,000 shares of the Company’s common stock(the “Purchaser Shares”) to be either (i) the publicly traded price of the Purchaser Shares at the time of the calculation, with the express requirement that if the Purchaser Shares are then trading at over $3.00 then that will be the maximum value of the Purchaser Shares and if the Purchaser Shares are then trading under $0.64 then that will be the minimum value of the Purchaser Shares or (ii) if the Purchaser Shares are not publicly traded at such time, the value of such shares shall be the fair market value, up to but not exceeding $3.00 (referred to as the “Adjusted Value”); (b) with a discount rate of 85% to be applied to the Adjusted Value to determine the final value of the “Purchase Amount.”

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

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and EXO. As of December 31, 2018, we have not received any proceeds or issued shares in connection with the Safe-T Agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Montgomery Coscia & Greilich LLP for the fiscal years ended December 31, 2018 and 2017.

	2018	2017

Audit Fees	$20,000	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$20,000	$15,000

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

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F- 24.

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

3.1(c)
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2017).

10.1(a)	2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2017).

10.1(b)	2018 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on Mach 20, 2018).

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

10.10	Form of Amendment to Convertible Debenture. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on April 17, 2018)

10.11
Settlement Agreement between Eight Dragons Company and Firstfire Global Opportunities Fund, LLC dated November 15, 2017. (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on April 17, 2018)

10.13
Collaboration Agreement between Rokk3r Inc. and Rokk3r Labs, LLC dated as of April 9, 2018. (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on April 17, 2018)

10.14
Amendment to Settlement Agreement and Stipulation between Rokk3r Inc. and Firstfire Global Opportunities Fund, LLC dated June 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

10.15	Stock Purchase Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.16	Security and Pledge Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.17	Investor Rights Agreement dated July 26, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2018).

10.18
Stock Purchase Agreement entered into between Rokk3r Inc. and ExO Foundation Inc. dated November 2, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

10.19
Director Retainer Agreement entered into between Rokk3r Inc. and Salim Ismail dated November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

10.20
Simple Agreement for Future Equity with Token Allocation entered into between Rokk3r Inc. and ExO Foundation Inc. dated November 2, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

10.21*	Trademark License Agreement between Rokk3r Inc. and Rokk3r Labs LLC dated November 15, 2018.

10.22*	Service Agreement between Rokk3r Inc. and with PCG Advisory Inc. dated February 5, 2019.

10.23*	Strategic Alliance Agreement between Rokk3r Inc. and IDE Business School dated November 30, 2018

21.1*	List of Subsidiaries.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.
 + Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKK3R INC.

Date: April 1, 2019	By:	/s/ Nabyl Charania
Nabyl Charania Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nabyl Charania	Chief Executive Officer, Chief Financial Officer and Director	April 1, 2019
Nabyl Charania	(principal executive officer and principal financial and accounting officer)

/s/ German Montoya	Director	April 1, 2019
German Montoya

/s/ Jeff Ransdell	Director	April 1, 2019
Jeff Ransdell

/s/ Salim Ismail	Director	April 1, 2019
Salim Ismail

ROKK3R INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

Montgomery Coscia Greilich LLP
972.748.0300 p
972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rokk3r, Inc. (fka Eight Dragons Company):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rokk3r, Inc. (f/k/a Eight Dragons Company) (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2018 and 2017, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Other Matter

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered significant losses from operations that raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments to reflect the outcome of this uncertainty.  Our opinion is not modified with respect to these matters.

/s/ Montgomery Coscia Greilich LLP

We have served as the Company’s Auditor since 2015
Plano, TX
April 1, 2019

ROKK3R INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$2,297,902	$-
Accounts receivable, net	400,182	-
Prepaid expenses - related party	425,000	-
Prepaid expenses	18,953	-
Receivable from parent company	75,138	-

Total Current Assets	3,217,175	-

Furniture and equipment, net	19,015	-
Investment in parent company - cost method	1,000,000	1,000,000

Total Assets	$4,236,190	$1,000,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$192,225	$40,619
Accrued expenses	18,407	21,244
Accrued expenses - related party	15,000	-
Deferred revenue	20,000	-
Convertible note payable, net	-	540,000
Notes payable - other	12,000	12,000
Due to parent company	-	16,492

Total Current Liabilities	257,632	630,355

Redeemable Series B Convertible Preferred stock - $0.0001 par value; 4,687,500 shares authorized; 4,085,938 and nil
issued and outstanding at December 31, 2018 and 2017, respectively (liquidation preference of $2,719,419)	2,719,419	-

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000
authorized; $0.0001 par value; no shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 101,427,105 and 94,828,287 shares issued and
outstanding at December 31, 2018 and 2017, respectively	10,143	9,483
Common stock issuable; 1,000,000 and nil shares issuable at December 31, 2018 and 2017	100	-
Additional paid in capital	76,217,441	71,814,487
Accumulated deficit	(74,968,545)	(71,454,325)

Total Shareholders' Equity	1,259,139	369,645

Total Liabilities and Shareholders' Equity	$4,236,190	$1,000,000

See accompanying notes to the consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenues	$2,301,939	$-

Operating Expenses:
Consulting fees - parent	2,701,250	-
Consulting fees - other	529,432	13,449,969
Compensation expense	505,943	12,687,607
Contract labor	770,887	-
Legal expense	385,859	72,305
Professional fees	243,955	51,435
Bad debt expense	148,982	5,784
General and administrative expenses	383,434	439,073
Impairment loss	-	12,489,226
Total Operating Expenses	5,669,742	39,195,399

Loss from Operations	(3,367,803)	(39,195,399)

Other Income (Expense)
Gain on extinguishment of debt (Note 1)	-	1,889,938
Interest expense	(40,993)	(592,824)
Other expense	(1,005)	-
Total Other Income (Expense)	(41,998)	1,297,114

Loss Before Provision for Income Taxes	(3,409,801)	(37,898,285)

Provision for income taxes	-	-

Net Loss	$(3,409,801)	$(37,898,285)

Net Loss per Share of Common Stock Outstanding -
Basic and Diluted	$(0.03)	$(1.39)

Weighted-average number of shares outstanding –
Basic and Diluted	99,662,397	27,267,239

See accompanying notes to the consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2018 and 2017

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances at December 31, 2016	-	$-	362,200	$36	-	$-	$31,690,302	$(33,556,040)	$(1,865,702)

Series A Preferred stock issued to officer for services rendered	1,000,000	37,500	9,710,295	971	-	-	12,428,207	-	12,466,678

Common stock issued to consultants for services rendered or to be rendered	-	-	16,518,108	1,652	-	-	21,141,526	-	21,143,178

Cancellation of Series A Preferred stock issued to officer pursuant to restructuring agreement	(1,000,000)	(37,500)	(10,000,795)	(1,000)	-	-	38,500	-	-

Cancellation of stock previously issued in exchange for consulting services pursuant to restructuring agreement	-	-	(15,860,295)	(1,586)	-	-	(7,870,414)	-	(7,872,000)

Common stock issued to purchase investment in Rock3r Labs, LLC	-	-	9,677,208	968	-	-	12,385,858	-	12,386,826

Common stock issued upon conversion of debt	-	-	1,355,783	135	-	-	1,517,665	-	1,517,800

Common stock issued to convertible debt holders pursuant to restructuring agreement	-	-	1,185,783	119	-	-	(119)	-	-

Common stock issued for convertible debt financing	-	-	250,000	25	-	-	319,975	-	320,000

Common stock issued for investment in Protect Pharmaceutical Solutions	-	-	3,000,000	300	-	-	3,839,700	-	3,840,000

Cancellation of common stock issued for investments in Protect Pharmaceutical Solutions pursuant to restructuring agreement	-	-	(3,000,000)	(300)	-	-	(3,839,700)	-	(3,840,000)

Common stock issued for purchase of Park Road Solutions	-	-	80,000	8	-	-	102,392	-	102,400

Common stock issued for settlement of default and release with Rokk3r Fuel Fund 2, LP pursuant to restructuring agreement	-	-	7,500,000	750	-	-	68,000	-	68,750

Common stock issued for contribution of intangible assets to Rokk3r Labs, LLC pursuant to restructuring agreement	-	-	74,050,000	7,405	-	-	(7,405)	-	-

Net loss	-	-	-	-	-	-	-	(37,898,285)	(37,898,285)

Balances at December 31, 2017	-	-	94,828,287	9,483	-	-	71,814,487	(71,454,325)	369,645

Common stock issued for cash to investors pursuant to subscription agreements	-	-	5,836,532	584	-	-	3,734,796	-	3,735,380

Common stock issued to consultants for services	-	-	12,286	1	-	-	25,799	-	25,800

Stock-based compensation	-	-	-	-	-	-	49,986	-	49,986

Common stock issuable in connection with stock-based compensation	-	-	-	-	1,000,000	100	(100)	-	-

Common stock issued upon conversion of debt	-	-	750,000	75	-	-	482,473	-	482,548

Reclassification of note premium upon debt conversion	-	-	-	-	-	-	110,000	-	110,000

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(104,419)	(104,419)

Net loss	-	-	-	-	-	-	-	(3,409,801)	(3,409,801)

Balances at December 31, 2018	-	$-	101,427,105	$10,143	1,000,000	$100	$76,217,441	$(74,968,545)	$1,259,139

See accompanying notes to the consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,409,801)	$(37,898,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,608	-
Gain on the extinguishment of debt	-	(1,889,938)
Stock-based compensation	49,986	-
Common stock issued for compensation and consulting services	25,800	25,737,856
Common stock issued for settlement pursuant to restructuring agreement	-	68,750
Impairment loss	-	12,489,226
Non-cash interest expense	40,994	560,000
Bad debt	148,982	5,784
Change in operating assets and liabilities:
Accounts receivable	(549,164)	(5,784)
Receivable from affiliate	(75,138)	-
Prepaid expenses	(443,953)	-
Accounts payable	151,606	52,619
Deferred revenue	20,000	-
Accrued expense	23,717	13,369
Due to parent company	-	16,492
Accrued interest payable - related party	-	19,506
Net cash used in operating activities	(4,015,363)	(830,405)

Cash Flows from Investing Activities:
Investment in Rock3r Labs, LLC	-	(1,000,000)
Purchases of property and equipment.	(20,623)	-
Net cash used in investing activities	(20,623)	(1,000,000)

Cash Flows from Financing Activities:
Proceeds from parent advances	(16,492)	12,605
Cash proceeds from notes payable	-	1,517,800
Proceeds from convertible note payable	-	300,000
Cash proceeds from sale of common stock	3,735,380	-
Cash proceeds from sale of Series B convertible preferred shares	2,615,000	-
Net cash provided by financing activities	6,333,888	1,830,405

Increase in Cash	2,297,902	-

Cash at beginning of year	-	-

Cash at end of year	$2,297,902	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Stock issued for debt conversion	$482,548	$1,517,800
Reclassification of note premium upon conversion of debt	$110,000	$-
Stock issued for acquisition of Park Road Solutions	$-	$102,400
Stock issued to purchase interest in Rock3r Labs, LLC	$-	$12,386,826
Common stock issued for settlement pursuant to restructuring agreement	$-	$68,750
Accounts payable converted to note payable	$-	$12,000

See accompanying notes to the consolidated financial statements

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Rokk3r Inc. (the “Company”), formerly known as Eight Dragons Company, is a Nevada corporation. Its predecessor was incorporated in Delaware on September 27, 1996. On March 23, 2018, we changed our name to Rokk3r Inc. in order to reflect our current business of providing consulting services and related value generating strategies. The name change (the “Name Change”) was effected through a parent-subsidiary short-form merger between the Company and its wholly owned subsidiary, Rokk3r Inc., a Nevada corporation pursuant to Nevada Revised Statutes 92A.180. In connection with theName Change, on June 18, 2018, our trading symbol was changed to “ROKK” and our CUSIP No. to 77544L104.

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

Effective March 20, 2017, DMJ Acquisitions LLC, the former principal stockholder of the Company (“DMJ”), entered into a Stock Purchase Agreement (the “Agreement”) dated January 26, 2017, with Una Taylor through Eight Dragons Acquisitions, LLC, an entity she controls (the “Buyer”), pursuant to which, among other things, DMJ agreed to sell to the Buyer, and the Buyer agreed to purchase from DMJ, a total of 290,500 shares of common stock owned of record and beneficially by DMJ (the “Purchased Shares”). The Purchased Shares represented, at closing, approximately 80.2% of the Company’s issued and outstanding shares of common stock. The funds for the acquisition were provided by the parent company controlled by the former Chief Executive Officer of the Company and used for the benefit of the Buyer, the Company’s former Chief Executive Officer, controls. In connection with the transactions contemplated by the Agreement, the liabilities of Eight Dragons were forgiven and the Board of Directors appointed Una Taylor and Theodore Faison to fill vacancies on the Company’s Board of Directors, and the prior director resigned. The forgiven stockholder liabilities totaled $1,889,938, including $1,037,632 in principal and $852,406 in accrued interest, which has been reflected as a gain on extinguishment of debt on the accompanying statement of operations for the year ended December 31, 2017.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

 In connection with the Restructuring Agreement, the Company, Rokk3r Labs and Ms. Taylor also entered into a release agreement , pursuant to which each party released the others and each of their respective predecessors, successors, assigns, heirs, representatives, agents and all related parties from all claims of any type that any such party may have had or may have in the future, to the extent that those claims arose, may have arisen, or are based on events which occurred at any point in the past up to and including December 26, 2017, other than any claims arising from the Restructuring Agreement.

On May 10, 2018, the Board of Directors approved the incorporation of two wholly-owned subsidiaries, Rokk3r Ops Inc. to provide our "Think Phase", "Co-build", and “Scale” services; and Rokk3r Fluid Inc. to pursue our plans to launch our newly created blockchain consulting services division. Both entities were incorporated in Florida. Rokk3r Ops Inc. is fully operational, and its financials are already consolidated. Rokk3r Fluid Inc. is not operational yet as of the December 31, 2018.

On October 15, 2018, the Board of Directors of Rokk3r Ops Inc., Company’s wholly-owned subsidiary, approved the incorporation of two wholly-owned subsidiaries, B3riblock Inc., to develop a blockchain-based document safeguarding, authentication and tracking platform, and Rokk3r Flamingo Inc. Both entities were incorporated in Delaware, and neither is operational as of December 31, 2018.

On November 20, 2018, the Board of Directors of Rokk3r Ops Inc., Company’s wholly-owned subsidiary, approved the incorporation of Rokk3r Ai Inc., to conduct some business of the Corporation consisting of helping enterprises to evolve from collecting data to understanding and using it, through the creation and management of large-scale enterprise knowledge graphs. Rokk3r Ai Inc. is not operational yet as of the December 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”)and present the consolidated financial statements of the Company and its wholly-owned subsidiaries of which all are inactive except for Rokk3r Ops Inc. All intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2018 and 2017 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2018 and 2017, respectively. The Company maintained its cash in various financial institutions during the year ended December 31, 2018. Balances were insured up to Federal Deposit Insurance Corporation limits.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customer to make required payments. Any required allowance is based on specific analysis of past due accounts and considers historical trends if write-offs. Past due is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. As of December 31, 2018, the recorded allowance for bad debt was $148,982 and no allowance was recorded at December 31, 2017.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery in accordance with the customer contract or purchase order.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The services that are offered are focused on education, consulting, development and growth. The Company provides services to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentorship, and access to our global network of advisors, investors and business builders. Revenue is recognized when the Company performs services pursuant to its agreements with customers and collectability is reasonably assured.

If at the outset of an arrangement, the Company determines that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of the Company’s deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017.

The carrying amounts reported in the balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued expenses, convertible note payable, note payable and amounts due to parent company approximate their fair market value based on the short-term maturity of these instruments.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included “Investments” in the accompanying balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying statements of operations. Based on an impairment analysis, during the years ended December 31, 2018 and 2017, the Company recorded an impairment loss of nil and $12,489,226, respectively, related to investments with has been included in operating expenses on the accompanying statement of operations (see Note 5).

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - Distinguishing Liabilities from Equity.

Convertible Debt

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on July 1, 2017.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Redeemable Preferred Stock

Redeemable preferred stock (i.e., redeemable upon the occurrence of an event) and preferred stock that is redeemable (outside the control of the issuer), including those instruments that are redeemable at the option of the holder, are required to be present in mezzanine equity. Mezzanine equity is presented after liabilities and before stockholders’ equity on the balance sheet. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future. Pursuant to ASC 480-10-S99, the Company presents redeemable securities that are classified as mezzanine equity separate from all other stockholders’ equity accounts that are classified as permanent equity (e.g., non-redeemable preferred, common stock, and retained earnings). The Company sold 4,085,938 shares of Series B Preferred for net proceeds of $2,615,000, or $0.64 per preferred share, during the year ended December 31, 2018 which is classified in mezzanine equity under “Redeemable Preferred Stock” (see Note 7).

Basic Loss per Common Share

Basic loss per share is calculated by dividing the net loss allocable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the net loss allocable to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2018, and 2017, potentially dilutive securities consisted of the following:

	December 31,
	2018	2017

Convertible debt	$—	$430,000

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Segment Reporting

During the years ended December 31, 2018 and 2017, the Company operated in one business segment.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows:

1.
Clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.

2.
Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606.

3.
Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance.

 An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently evaluating the effect on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company does not believe this will have any material effect on its consolidated financial statements.

Reclassifications

The Company segregated the legal and bad debt expenses for year ended December 31, 2018 in separate line items in the operating expense section of the accompanying consolidatedstatement of operations and conformed the presentation of the same for the year ended December 31, 2017 for comparative presentation.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,409,801 for year ended December 31, 2018. The net cash used in operations was $4,015,363 for the year ended December 31, 2018. Additionally, the Company had an accumulated deficit of $74,968,545, and had stockholders’ equity of $1,259,139 at December 31, 2018. During the year ended December 31, 2018, the Company sold its common stock for net proceeds of $3,735,380 and Series B Preferred (as defined in Note 7) for net proceeds of $2,615,000 for total net proceeds of $6,350,380. The Company had a cash balance of $2,297,902 at December 31, 2018.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The Company’s controlling shareholder, Rokk3r Labs LLC (“Rokk3r Labs”), has committed to meeting its operating expenses. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 4 – PREPAID EXPENSE

Prepaid expenses consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017

Related party – prepaid consulting fee pursuant to Consulting Services Agreement with ExO	$250,000	$—
Related party – prepaid consulting fee – parent	175,000
Other	18,953	—
	$443,953	$—

NOTE 5 – INVESTMENTS

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the transactions (see Note 1), Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the Closing, Rokk3r Labs owned 89.41% of the Company’s outstanding shares of common stock. Accordingly, the Company became a majority-owned subsidiary of Rokk3r Labs. In connection with the Transactions and recapitalization of the Company, in December 2017, the Company wrote down its investment in Rokk3r Labs to $1,000,000 to reflect the cash purchase price. Accordingly, during the year ended December 31, 2017, the Company recorded an impairment loss of $12,386,826, which amount is attributable to the Company’s common stock issued to Rokk3r Labs. At December 31, 2018 and 2017, the Company’s cost method investment in Rokk3r Labs amounted to $1,000,000.

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

In June 2017, the Company issued 80,000 shares of its common stock for an investment in Park Road Solutions. The Company valued these shares at $102,400, or $1.28 per common share. During the year ended December 31, 2017, based on an impairment analysis, the Company wrote off its investment and recorded an impairment loss of $102,400.

During years ended December 31, 2018 and 2017, the Company recorded nil and $12,489,226 of impairment loss, respectively, related to investments.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

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

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

On April 27, 2017, in connection with the Firstfire, the Company issued to Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note. The Company valued these shares at $320,000, or $1.28 per common share. In connection with the issuance of these shares, in 2017, the Company recorded interest expense of $320,000.

This note contained representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in 2017, the Company recorded a debt premium liability of $110,000 and a charge to interest expense of $110,000.

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

On November 28, 2017, the Circuit Court of Broward County, Florida (the “Court”), entered an order (the “Firstfire Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement, in the matter entitled Firstfire Global Opportunities Fund, LLC v. Eight Dragons Company (Case No. CACE-17-019524 (Div. 25) (the “Firstfire Action”). Firstfire commenced the Firstfire Action against the Company to recover the Settlement Amount (the “Firstfire Claim”) pursuant to the Firstfire Note. The Firstfire Note relate to certain funds lent to the Company by Firstfire. The Firstfire Order provides for the full and final settlement of the Firstfire Claim and the Firstfire Action. The Settlement Agreement became effective and binding upon the execution of the Firstfire Order by the Court on November 15, 2017. The Company’s obligations under the Firstfire Note were governed by and were replaced by the Company’s obligations under the Settlement Agreement.

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

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

During the year ended December 31, 2018, 750,000 shares of the Company’s common were issued, in addition to the 250,000 shares of common stock issued in 2017, pursuant to the Settlement Agreement and Firstfire Amendment. The Firstfire Note had no outstanding principal and interest as of December 31, 2018. The shares of common stock comprising the Settlement Shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

At December 31, 2018 and 2017, accrued interest under this convertible note amounted to nil and $13,318, respectively, as included in accrued expenses on the accompanying consolidated balance sheets.

At December 31, 2018 and 2017, convertible note payable consisted of the following:

	December 31,
	2018	2017

Principal amount	$—	$430,000
Add: debt premium liability	—	110,000
Convertible notes payable, net	$—	$540,000

NOTE 7 – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 26, 2018, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which, at closing, the Company agreed to issue and sell to that investor up to 4,687,500 shares of its Series B Convertible Preferred Stock, $0.0001 par value (“Series B Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares will be issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced onJuly 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from the Company in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share.

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

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The information, observer, inspection and advisory board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements the Exchange Act or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first.

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 - "Distinguishing Liabilities from Equity" Under “Redeemable Preferred Shares” (see Note 2).

During the year ended December 31, 2018, the Company sold 4,085,938 shares of the Series B Preferred for net proceeds of $2,615,000 or $0.64 per preferred.

As of December 31, 2018, 4,085,938 shares of Series B Preferred were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred during the year ended December 31, 2018.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 8 – STOCKHOLDERS’ EQUITY

Shares Authorized

On March 8, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Nevada Secretary of State to increase our authorized capital from 150,000,000 shares to 550,000,000 shares of which 500,000,000 are common stock (”common stock”), par value $0.0001 per share and 50,000,000 are preferred stock (“preferred stock”), par value $0.0001 per share of which 1,000,000 shares were designated as Series A Preferred stock (“Series A Preferred”).

On July 26, 2018, we filed the Certificate of Designation to designate 4,687,500 shares of our previously authorized preferred stock as Series B Convertible Preferred stock (“Series B Preferred”).

Series A Preferred: Non-Convertible Preferred Stock

Effective on April 12, 2017, in conjunction with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate 1,000,000 shares of its authorized preferred stock as Series A Preferred with specific rights and preferences including the provision that each share of the Series A Preferred shall have one thousand votes on all matters presented to be voted by the holders of common stock. The Series A Preferred is not convertible to common stock.

On April 12, 2017, the Company issued 1,000,000 shares of Series A Preferred to Una Taylor, our former Chief Executive Officer and controlling shareholder in consideration for services rendered. In connection with the issuance of the Series A Preferred, the Company recorded stock-based compensation expense of $37,500. On December 26, 2017, Ms. Taylor cancelled the 1,000,000 shares of Series A Preferred Stock previously issued to her as provided for in the Rescission and Mutual Release Agreement entered into between the Company and Ms. Taylor dated December 26, 2017 (the “Taylor Rescission Agreement”) (see Note 1). Upon cancellation in December 2017, the Company reversed the previously recorded stock-based compensation expense of $37,500.

As of December 31, 2018, there were no outstanding shares of Series A Preferred stock.

Series B Preferred: Redeemable Convertible Preferred Stock

On July 26, 2018, the Company filed the Certificate of Designation with the Nevada Secretary of State to designate 4,687,500 shares of our previously authorized preferred stock as Series B Preferred. The Certificate of Designation and its filing was approved by the Company’s Board of Directors on July 26, 2018 without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred as mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 - Distinguishing Liabilities from Equity Under “Redeemable Preferred Shares” (see Note 2 and Note 7).

Common Stock

On April 28, 2017, as consideration for services, the Company issued 9,710,295 shares of its common stock to the Company’s former Chief Executive Officer, Una Taylor. These shares were valued at $12,429,178, or $1.28 per common share. Accordingly, the Company recorded stock-based compensation of $12,429,178. The Company and Ms. Taylor rescinded certain transactions between the Company and Ms. Taylor, and in connection therewith Ms. Taylor returned to the Company the 9,710,295 shares of common stock for no additional consideration. In connection therewith, the Company and Ms. Taylor entered into the Taylor Rescission Agreement. Additionally, the Company and Eight Dragons Acquisition, LLC (“Eight Dragons LLC”), an affiliate of Ms. Taylor, rescinded certain transactions between the Company and Eight Dragons LLC, and in connection therewith Eight Dragons LLC returned to the Company 290,500 shares of common stock, for no additional consideration.

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

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

In April 2017, upon the assumption of the DreamFu Convertible Debentures (see Note 1), debentures aggregating $1,517,800 were converted into 1,355,783 shares of the Company’s common stock. Effective as of June 30, 2017, the Company entered into an amendment to the DreamFu Convertible Debentures with the Purchasers whereby the Company agreed to issue an aggregate of 1,185,783 shares of its unregistered common stock in satisfaction of any additional conversion rights of each of the respective Purchasers and in full satisfaction of the obligations of the Company and DreamFu under the DreamFu Convertible Debenture.

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

On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel (“GP”) entered into a Stock Issuance and Release Agreement (the “Stock Issuance Agreement”), pursuant to which Rokk3r Fuel and GP released the Company from certain claims that Rokk3r Fuel and GP may have had against the Company due to a previous subscription that the Company had made for an investment in Rokk3r Fuel, but which the Company had not completed, in return for the issuance to Rokk3r Fuel of 7,500,000 shares of common stock, which issuance was completed on December 4, 2017. The Stock Issuance Agreement also provides that the Company similarly releases its claims against Rokk3r Fuel and GP, and recites that it is the intention of Rokk3r Fuel to contribute approximately $5 million of capital or assets to the Company in the upcoming three years. However, there is no binding obligation on Rokk3r Fuel to make any such contribution and there can be no assurance that it will occur, or of the terms, conditions or timing thereof.

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

Pursuant to the Restructuring Agreement, the Company agreed that, following the Closing and until January 31, 2019 (the “Deadline”), Ms. Taylor will have the right to elect to have the Company issue to Ms. Taylor either (i) an option to acquire 4,000,000 shares of common stock, which option will be at a strike price of $0.0001 per share of common stock, and which option will be exercisable for a period of 16 months from the issuance thereof or (ii) 4,000,000 shares of common stock. The number of options or shares of common stock to be issued is subject to adjustment and possible return to the Company as set forth in the Restructuring Agreement. In the event that Ms. Taylor has not made such election on or prior to the Deadline, the rights of Ms. Taylor to receive the options or shares will be automatically forfeited. The Company has also agreed to grant Ms. Taylor customary registration rights with respect to the shares of common stock as may be obtained by Ms. Taylor as described above. Ms. Taylor’s rights to receive the shares or options, and Ms. Taylor’s registration rights, may be assigned by Ms. Taylor to (i) any entity which is 100% owned and controlled by Ms. Taylor; or (ii) any entity that is owned and controlled 80% by Taylor and 20% by Titan Funding, LLC, an affiliate of Ms. Taylor, subject, in the case of this sub clause (ii) only, to the reasonable approval of the Company.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company has reserved an aggregate of 2,650,000 shares of its common stock that were previously issued, but never delivered to the prospective shareholders, in anticipation of completing certain transactions that never closed (the “Cancellation Shares”). See Note 11 as to 1,150,000 shares held in reserve as a result of a claim by Jordan Fishman and as to 1,250,000 shares held in reserve as a result of a claim by Sean Young. 250,000 shares are in the process of being cancelled pending completion of additional documentation by the Company to substantiate their cancellation. The cancellation has not been completed as of December 31, 2018.

On November 2,2018, pursuant to the Retainer Agreement with Mr. Ismail, the Company granted 1,000,000 shares of common stock, for 4 years of service, with 25% of such common stock shares vesting at the end of each calendar year, with the first vesting date on December 31, 2019, as long as Mr. Ismail remains a member of the Board and continues to fulfill his duties and provide the services during the corresponding vesting period. Such 1,000,000 shares of the Company’s common stock are to be issued and thus has been reflected as common stock issuable as of December 31, 2018 (see Note 12).

During the year ended December 31, 2018, pursuant to subscription agreements, the Company sold 5,836,532 shares of its common stock for proceeds of $3,735,380, or $0.64 per common share.

During the year ended December 31, 2018, pursuant to a consulting agreement, the Company issued 12,286 shares of its common stock with grant date fair value of $25,800 in connection with services rendered.

During the year ended December 31, 2018, the Company’s issued 750,000 shares of common stockwere issued,  pursuant to the Settlement Agreement and Firstfire Amendment (see Note 6).

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and approved to reserve 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of December 31, 2018 and 2017, no equity instruments have been issued under the 2017 Omnibus Equity Compensation Plan.

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock werereserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of December 31, 2018, no equity instruments have been issued under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of the date of this report, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

NOTE 9 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At December 31, 2018 and 2017, the Company had a cash balance of $2,297,902 and $0, respectively. The Company has not experienced any losses in such accounts through December 31, 2018.

Concentrations of Revenue

During the year ended December 31, 2018, the Company had revenue $2,301,939 of which 19% and 12% were from two of the Company’s customers.During the year ended December 31, 2017, the Company did not have any revenue.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Concentrations of Accounts Receivables

During the year ended December 31, 2018, the Company had gross account receivable of $549,165 of which 42% was from a Company’s customer. During the year ended December 31, 2017, the Company did not have any account receivable.

NOTE 10 – RELATED-PARTY TRANSACTIONS

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

On April 30, 2017, the Company and Rokk3r Labs entered into the Rokk3r Labs Equity Purchase Agreement (see Note 8).

On December 4, 2017, the Company and Rokk3r Fuel and Rokk3r Fund Fuel 2 GP, LLC, the General Partner of Rokk3r Fuel entered into a Stock Issuance and Release Agreement (see Note 8).

On December 26, 2017, the Company entered into a restructuring agreement (the “Restructuring Agreement”) and the Release Agreements with Una Taylor, the former Chief Executive Officer and substantial stockholder of the Company, and Rokk3r Labs (see Note 1 and 8).

On December 26, 2017, the Company and Rokk3r Labs entered into an Asset and Intellectual Property Contribution and Assignment Agreement (see Note 1 and 8).

Due to Parent Company

During the year ended December 31, 2018, the Company’s controlling shareholder, Rokk3r Labs, advanced the Company $154,700 and repaid $229,838 for working capital purposes. The advances are non-interest bearing and are receivable or payable on demand. At December 31, 2018 and 2017, the Company had $75,138 receivable and $16,492 payable balance from/to Rokk3r Labs, respectively.

Collaboration Agreement – Parent Company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing. Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period. In connection with the Collaboration Agreement, during the year ended December 31, 2018, the Company recorded $2,701,250 of consulting fees – parent company and $175,000 of prepaid expense – related party in connection with the Collaboration Agreement.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Trademark License Agreement – Parent Company

On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs. Pursuant to which, Rokk3r Labs granted the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019. The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement, the Company shall pay an annual fee of $120,000, payableon the anniversary of the effective date of the agreement. The Company recorded $15,000 in accrued expense – related party in the consolidated balance sheet as of December 31, 2018, in connection with the Trademark License Agreement.

Consulting Services Agreement

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within Ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. The $250,000 payment was recorded as prepaid expense – related party in the consolidated balance sheet as of December 31, 2018.

Stock Purchase Agreement

On November 2, 2018, the Company entered into a stock purchase agreement (the “SPA”) with ExO Foundation Inc., a Delaware public benefit corporation (“EXO”) which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company. Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”).

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

The SPA includes customary representations, warranties and covenants by the Company and EXO and customary closing conditions. As of December 31, 2018, no shares of common stock had been issued in connection with the SPA.

Safe-T Agreement

On November 2, 2018, the Company and EXO which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, entered into the Safe-T Agreement. Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of CivX Tokens (each a “Token” and together the “Tokens”) to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement and discussed below, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed below.

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
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and EXO. As of December 31, 2018, the Company had not received any proceeds or issued shares in connection with the Safe-T Agreement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Park Road Solutions, LLC and Jordan Fishman

On June 1, 2017, the Company, Eight Dragons Acquisition I, Inc., Park Road Solutions, Inc. (“Park Road”) and Jordan Fishman ostensibly signed an Agreement and Plan of Merger and Reorganization (the “Park Road Merger Agreement”) to acquire all of the issued and outstanding common shares of Park Road from Mr. Fishman in exchange for 80,000 shares of the Company’s common stock (the “Park Road Acquisition”). The Company rescinded the Park Road Merger Agreement, ab initio, due to, among other things, its legal insufficiency, a lack of consideration on the part of Mr. Fishman and Park Road and their failure to fulfill their obligations as provided for in the Merger Agreement. On May 8, 2017, the Company’s transfer agent issued 1,150,000 shares of its common stock in the name of Jordan Fishman in anticipation of acquiring an entity owned or controlled by Mr. Fishman. The plan to acquire the entity was abandoned prior to closing and the 1,150,000 shares of common stock were never delivered to Mr. Fishman and were cancelled.

Mr. Fishman has disputed the Company’s right to rescind the Park Road Merger Agreement, demanded that the Company deliver the 1,150,000 shares of the Company’s common stock without providing any legal basis for such demand and further demanded reimbursement of $36,626 for services and expenses ostensibly advanced for the benefit of Park Road. The Company believes its right to rescind the Park Road Acquisition, has no legal obligation to deliver the 1,150,000 shares common stock to Mr. Fishman and disputes his other demands. If Mr. Fishman pursues legal action against the Company, the Company intends to vigorously defend its rights against Mr. Fishman. Pending the outcome of the dispute with Mr. Fishman, the Company has reserved 1,150,000 shares of its common stock for possible issuance in the event of a determination by a court of law or subsequent agreement between the Company and Mr. Fishman.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Sean Young Demand

On May 8, 2017, the Company’s transfer agent issued 1,250,000 shares of its common stock in the name of Sean Young in anticipation of acquiring an entity owned or controlled by Mr. Young. The plan to acquire the entity was abandoned prior to closing and the 1,250,000 shares were never delivered to Mr. Young and were cancelled.

On March 26, 2018, Mr. Young demanded that the Company deliver the 1,250,000 shares of common stock without providing any legal or factual basis for such demand and additionally demanded payment of $29,000 for services and expenses ostensibly advanced for the benefit of Park Road. The Company believes it has no legal obligation to deliver the 1,250,000 shares of common stock to Mr. Young and disputes his demand for payment. If Mr. Young pursues legal action against the Company, the Company intends to vigorously defend its rights against Mr. Young. Pending the outcome of the dispute with Mr. Young, the Company has reserved 1,250,000 shares of its common stock for possible issuance in the event of a determination by a court of law or subsequent agreement between the Company and Mr. Young.

Press Media Group, Inc.

On March 9, 2018, the Company and Rokk3r Labs LLC (collectively, the “Plaintiffs”) filed a complaint against Press Media Group Inc., a Delaware corporation (“Press Media”), and Alberto Marzan, the founder and Chief Executive Officer of Press Media (collectively, the “Defendants”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2018-007600-CA-01 CA08) (the “Rokk3r Complaint”). The complaint seeks relief for anticipatory breach of contract and declaratory judgement and alleges that the Defendants breached a joint venture agreement (the “JV Agreement”) pursuant to which the Company and the Defendants agreed to use their respective know-how and resources to acquire Afrostream Inc., a third-party company by failing to repay a $35,000 loan. The complaint seeks relief for fraudulent concealment and alleges that while the Company fulfilled its obligations under the JV Agreement by using their best efforts to procure funding for the acquisition and loaning $35,000 to Press Media for such purpose, the Defendants thwarted the deal by failing to provide the necessary due diligence and failing to disclose to the Company and potential investors Mr. Marzan’s criminal history as a convicted felon and accusations against him for insurance fraud. The complaint ultimately seeks relief in the form of: (i) damages incurred as a result of Mr. Marzan’s fraudulent concealment and failure to repay loans of at least $35,000; (ii) an award of attorneys’ fees, costs and disbursements; (iii) a declaration that Plaintiffs are not liable to Press Media in tort or contract; and (iv) an award of further relief as deemed just and proper.

On March 16, 2018, the Defendants filed a separate complaint against the Company and Rokk3r Labs in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint brought by the Defendants alleges breach of contract, breach of fiduciary duty, fraud in the inducement, existence of a quasi-contract, and aiding and abetting all of which stem from or relate to the JV Agreement. The Defendants have since dismissed their lawsuit, but have filed counterclaims to the Rokk3r Complaint that are identical to those set forth in the dismissed complaint.

On October 18, 2018, the court struck the Defendants’ pleadings and entered default against them for repeated failures to comply with the court’s orders. Following this entry of default, on December 4, 2018, the court entered Final Default Judgment against the Defendants and in favor of the Company and Rokk3r Labs. In the Final Default Judgment, the Company and Rokk3r Labs were awarded $35,000 with 6.09% interest per annum, against Press Media. The Final Default Judgment was not appealed. The Final Default Judgment of $35,000 and accrued interest receivable were accounted for as gain contingency in accordance with ASC 450-30 Gain Contingencies and will be recognized when payment is received. Further, management assessed that the probability of collection is remote since Press Media is currently in default on other financial obligations through default judgments not related to the Company.

Stock Purchase Agreement

On November 2, 2018, the Company entered into a SPA with EXO which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company. Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into the Safe-T Agreement as discussed above in Note 10.

Safe-T Agreement

On November 2, 2018, the Company and EXO which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, entered into the Safe-T Agreement. Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of Tokens to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed above in Note 10.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 12 – EMPLOYMENT CONTRACTS AND STOCK COMPENSATION

On November 2, 2018, the Board of the Company increased the number of directors on the Board from three to five in accordance with the Company’s Articles of Incorporation, as amended and Bylaws. On the same date, the Company appointed Salim Ismail to fill one of the spots created by the increase to the Board and appointed Mr. Ismail to serve as member of the Board of the Company effective November 2, 2018, and to serve in such position for the remainder of the term of the other members of the Board or until replaced or upon his resignation.

In connection with the appointment of Mr. Ismail to the Board, the Company entered into a Board of Directors Retainer Agreement (the “Retainer Agreement”) with Mr. Ismail, pursuant to which the Company agreed to pay Mr. Ismail the following compensation for his services: 1,000,000 shares of the Company’s $0.0001 par value per share common stock, for 4 years of service, with 25% of such common stock shares vesting at the end of each calendar year, with the first vesting date on December 31, 2019, as long as Mr. Ismail remains a member of the Board and continues to fulfill his duties and provide the services during the corresponding vesting period. Notwithstanding the foregoing, if Mr. Ismail’s appointment is terminated prior to 4 years of service, at any time after the first vesting period, Mr. Ismail will continue to earn the common stock shares in the agreed upon quantity; however, the vesting period of the remaining common stock shares will then move to the end of the fourth calendar year, which would be December 31, 2022. However, the Board, in its discretion, may at any time accelerate the vesting period for the common stock shares under the Retainer Agreement. Such 1,000,000 shares of the Company’s common stock are to be issued and thus has been reflected as common stock issuable as of December 31, 2018.

The term of the Retainer Agreement is from the date of execution until Mr. Ismail either resigns or is terminated from such position in accordance with the Company’s Articles of Incorporation, as amended and Bylaws. Pursuant to the Retainer Agreement, the Company shall not pay Mr. Ismail any extra fees for each regularly scheduled meeting of the Board that he attends in person, nor for attending meetings telephonically. Additionally, pursuant to the Retainer Agreement, if Mr. Ismail is designated to participate in a committee of the Board as either a chairperson or non-chairperson member, he will be entitled to receive compensation in addition to the compensation previously agreed, in amounts to be later approved by the Board at the moment of such committee appointment.

NOTE 13 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and 2017 consist of net operating loss carryforwards. The net deferred tax asset has been fully off-set by a valuation allowance because of the uncertainty of the attainment of future taxable income.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017

Income tax benefit at U.S. statutory rate of 21% in 2018 and 34% in 2017	$(716,058)	$(12,885,417)
Income tax benefit – state	(187,539)	(1,894,914)
Non-deductible expenses	69,098	14,389,886
Effect of change in effective rate	—	130,148
Change in valuation allowance	834,499	260,297
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of December 31, 2018 and 2017 was as follows:

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

 Deferred Tax Asset:

	Years Ended December 31,
	2018	2017

Net operating loss carryforward	$1,350,223	$507,297
Total deferred tax asset	1,350,223	507,297
Less: Valuation allowance	(1,350,223)	(507,297)
Net deferred tax asset	$—	$—

The net operating loss carryforward was approximately $5,095,180 at December 31, 2018. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the net operating loss carryforward of $507,297 from the period prior to Act’s effective date will expire in 2038. The potential tax benefit arising from the net operating loss carryforward of $834,499 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership or business changes that occurred in 2018 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 14 – SUBSEQUENT EVENTS

On February 5, 2019, the Company entered into a Service Agreement with PCG Advisory Inc. to provide the Company with the services in the areas of investor relations and strategic communications.