Form 10-Q
period 2019-03-31
Rokk3r Inc.
filed 2019-05-20
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

ROKK3R INC.
(Exact name of registrant as specified in its charter)

Nevada	000-28453	75-2610236
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation or organization)	File Number)	Identification No.)

2121 NW 2nd Avenue #203, Miami, FL 33127
(Address of principal executive offices and zip code)

(305) 259-6637
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[ ]	[ ]	[X]	[X]	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,472,105 Shares of Common Stock, par value $0.0001 per share as of May 10, 2019.

ROKK3R INC. AND SUBSIDIARIES

Form 10-Q
March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,942,032	$2,297,902
Accounts receivable, net	503,141	400,182
Accounts receivable - related party	250,000	-
Prepaid expenses - related party	425,000	425,000
Prepaid expenses	17,066	18,953
Receivable from parent company	110,506	75,138

Total Current Assets	3,247,745	3,217,175

Furniture and equipment, net	20,074	19,015
Investment in Rokk3r Labs (parent) - cost method	1,000,000	1,000,000
Investment in Rokk3r Flamingo, Inc - equity method	350	-

Total Assets	$4,268,169	$4,236,190

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$286,201	192,225
Accounts payable - related party	192,083	-
Accrued expenses	23,653	18,407
Accrued expenses - related party	45,151	15,000
Deferred revenue	112,980	20,000
Notes payable - other	12,000	12,000

Total Current Liabilities	672,068	257,632

Redeemable Series B Convertible Preferred stock - $0.0001 par value; 4,687,500 shares authorized;
4,085,938 and nil issued and outstanding at March 31, 2019 and December 31, 2018, respectively
(liquidation preference of $2,821,731 and $2,719,419, respectively)	2,821,731	2,719,419

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000
authorized; $0.0001 par value; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 102,472,105 and 101,427,105 shares issued and
outstanding at March 31, 2019 and December 31, 2018, respectively	10,247	10,143
Common stock issuable; 1,050,000 and 1,000,000 shares issuable at March 31, 2019 and December 31, 2018, respectively	105	100
Additional paid in capital	76,353,211	76,217,441
Accumulated deficit	(75,585,537)	(74,968,545)
Total Rokk3r, Inc Shareholders' Equity	778,026	1,259,139
Non-controlling interest in consolidated subsidiary (Note 5)	(3,656)	-

Total Shareholders' Equity	774,370	1,259,139

Total Liabilities and Shareholders' Equity	$4,268,169	$4,236,190

See accompanying notes to the unaudited condensed consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues	$888,920	$-
Revenues - related party	250,000	-

Total Revenue	1,138,920	-

Operating Expenses:
Consulting fees - parent	593,072	750,000
Consulting fees - other	112,507	-
Compensation expense	259,031	21,633
Contract labor	393,517	-
Legal expense	124,573	75,926
Professional fees	55,681	39,820
Bad debt recovery	(107,779)	-
General and administrative expenses	196,348	20,899
Impairment expense	28,900	-
Total Operating Expenses	1,655,850	908,278

Loss from Operations	(516,930)	(908,278)

Other Income (Expense)
Interest expense	(532)	(16,039)
Other expense	(723)	-
Loss on equity method investments	(151)	-
Total Other Income (Expense)	(1,406)	(16,039)

Loss Before Provision for Income Taxes	(518,336)	(924,317)

Provision for income taxes	-	-

Net Loss	(518,336)	(924,317)

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	(518,336)	(924,317)
Less Net Loss Allocated to Non-controlling Interest in Consolidated Subsidiary	(3,656)	-

Net Loss Applicable to Rokk3r, Inc Common Stockholders	$(514,680)	$(924,317)

Net Loss per Share of Common Stock Outstanding -
Basic and Diluted	$(0.00)	$(0.01)

Weighted-average number of shares outstanding –
Basic and Diluted	102,440,050	95,768,224

See accompanying notes to the unaudited condensed consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2019
(Unaudited)

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balances at December 31, 2018	-	$-	101,427,105	$10,143	1,000,000	$100	$76,217,441	$(74,968,545)	$-	$1,259,139

Common stock issued to consultants for services	-	-	-	-	50,000	5	31,995	-	-	32,000

Stock-based compensation	-	-	-	-	-	-	74,979	-	-	74,979

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(102,312)	-	(102,312)

Sale of non-controlling interest in a subsidiary	-	-	1,045,000	104	-	-	28,796	-	-	28,900

Net loss	-	-	-	-	-	-	-	(516,480)	(3,656)	(518,336)

Balances at March 31, 2019	-	$-	102,472,105	$10,247	1,050,000	$105	$76,353,211	$(75,585,537)	$(3,656)	$774,370

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2018
(Unaudited)

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balances at December 31, 2017	-	$-	94,828,287	$9,483	-	$-	$71,814,487	$(71,454,325)	$-	$369,645

Stock issued for cash	-	-	3,395,125	339	-	-	2,172,661	-	-	2,173,000

Stock issued to consultants for services rendered or to be rendered	-	-	-	-	-	-	-	-	-	-

Stock issued upon conversion of debt	-	-	-	-	-	-	-	-	-	-

Stock issued for convertible debt financing	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(924,317)	-	(924,317)

Balances at March 31, 2018	-	$-	98,223,412	$9,822	-	$-	$73,987,148	$(72,378,642)	$-	$1,618,328

See accompanying notes to the unaudited condensed consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(514,680)	$(924,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,343	-
Stock-based compensation	74,979	-
Common stock issued for compensation and consulting services	32,000	-
Bad debt recovery	(107,779)	-
Impairment loss	28,900	-
Loss on equity investments	151	-
Loss on investment on non-controlling interest in consolidated subsidiary	(3,656)	-
Change in operating assets and liabilities:
Accounts receivable	(245,180)	-
Prepaid expenses	1,887	(15,000)
Accounts payable	93,976	30,200
Accounts payable - parent	192,083	250,000
Deferred revenue	92,980	-
Accrued expense - related party	45,000	-
Accrued expense	(9,754)	-
Receivable from parent company	(35,368)	-
Accrued interest payable - related party	-	13,414
Net cash used in operating activities	(353,118)	(645,703)

Cash Flows from Investing Activities:
Investment in Flamingo, Inc	(350)	-
Purchases of property and equipment.	(2,402)	-
Net cash used in investing activities	(2,752)	-

Cash Flows from Financing Activities:
Proceeds from parent advances	-	79,225
Cash proceeds from sale of common stock	-	2,133,000
Net cash provided by financing activities	-	2,212,225

Change in Cash	(355,870)	1,566,522

Cash at beginning of period	2,297,902	-

Cash at end of period	$1,942,032	$1,566,522

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Subscription Receivable	$-	$40,000
Common shares issued in connection to sale of non-controlling interest in a subsidiary	$28,900	$-
Subscription payable in connectin with an equity investment	$151	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We were formerly known as Eight Dragons Company, a Nevada corporation. Our predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, we changed our name to Rokk3r Inc. In connection with this name change, on June 18, 2018, our trading symbol was changed to “ROKK.”

We generate revenues primarily from consulting services agreements focused on education, consulting, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreements, we provide "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build,” our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale."

On March 22, 2019, the board of directors of Rokk3r Ops approved the incorporation of a wholly-owned subsidiary, Rokk3r VB X Inc. which was incorporated in Delaware and as of the filing of this report, Rokk3r VB X Inc. was not operational yet.

On May 3, 2019, the board of directors of Rokk3r Ops approved the incorporation of a new wholly-owned subsidiary, Cargologik, Inc., which was incorporated in Delaware, and was not operational as of the date of this report (see Note 12).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiaries of which all are inactive except for Rokk3r Ops Inc., as of March 31, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on April 1, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Non-Controlling Interest

On February 11, 2019, Rokk3r Ai Inc. (“Rokk3r Ai”), a wholly-owned subsidiary Rokk3r Ops Inc. (“Rokk3r Ops”), sold 12.5% ownership of Rokk3r Ai to an investor. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5%. Accordingly, as of that date, the Company presented non-controlling interest as a component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership (see Note 5) as of March 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2019 and December 31, 2018 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2019 and December 31, 2018, respectively. The Company maintained its cash in various financial institutions during the three months ended March 31, 2019. Balances were insured up to Federal Deposit Insurance Corporation limits.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customer to make required payments. Any required allowance is based on specific analysis of past due accounts and considers historical trends if write-offs. Past due is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. During the three months ended March 31, 2019, the Company recovered $107,779 of account receivable previously written off which reduced the allowance for bad debt balance. As of March 31, 2019 and December 31, 2018, the recorded allowance for bad debt were $41,203 and $148,982, respectively.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018.

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

Cost Method

The Company accounts for investments in which the Company does not have the ability to exercise significant influence over operating and financial matters using the cost method in accordance with ASC Topic 325-20, Cost Method Investments. An equity investment is accounted for under the cost method if it:

•	Does not provide the investor with a controlling investment
•	Does not provide the investor with the ability to exercise significant influence
•	Does not have readily determinable fair values
•	Is not subject to other industry-specific guidance

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Under ASC 325-20, cost method investments are recorded initially at historical cost. Dividends on cost method investments received as part of the investor’s share of net earnings of the investee after the date of investment (i.e., a return on investment) are recorded as income. However, the investment is reduced if dividends received are in excess of the investor’s share of investee earnings (i.e., a return of investment) after the date of investment (see Note 4). Cost method investments are assessed for other-than-temporary impairments under the provisions of ASC 320 and are adjusted accordingly.

Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method (see Note 4).

In accordance to ASC 323-10-35-20 through 35-22, the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. An investor shall, however, provide for additional losses if the imminent return to profitable operations by an investee appears to be assured. For example, a material, nonrecurring loss of an isolated nature may reduce an investment below zero even though the underlying profitable operating pattern of an investee is unimpaired. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Equity and cost method investments are included “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying consolidated statements of operations.

Based on an impairment analysis, the Company did not record any impairment loss related to such investments during the three months ended March 31, 2019 and 2018.

Impairment of Intangible Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2019 and 2018, the Company recorded $28,900 and $0 impairment loss (see Note 5).

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

Basic (Loss) Income per Common Share

Basic (loss) income per share is calculated by dividing the (net loss) net income attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted (loss) income per share is computed by dividing the (loss) income available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2019 and 2018, potentially dilutive securities consisted of the following:

	March 31, 2019	March 31, 2018

Convertible debt	—	281,805

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

Leases

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations. As of March 31, 2019, the Company did not have any operating or capital lease.

Segment Reporting

During the three months ended March 31, 2019 and 2018, the Company operated in one business segment.

Reclassifications

The Company segregated the compensation, legal and professional expense and for the three months ended March 31, 2019 in separate line items in the operating expense section of the accompanying unaudited condensed consolidated statement of operations and conformed the presentation of the same for three months ended March 31, 2018, for comparative presentation.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18— Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows:

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, we had working capital, stockholders’ equity, net loss and accumulated deficit of $2,575,677, $774,370, $518,336 and $75,585,537, respectively. The Company had a cash balance of $1,942,032 at March 31, 2019.

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

NOTE 4 – INVESTMENTS

Investment in Rokk3r Labs, Inc.

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000 (provided at the direction of an entity controlled by Una Taylor for the benefit of the Company) and the issuance of 9,677,208 shares of its common stock valued at $12,386,826 or $1.28 per share. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups. As a result of the closing of the transactions, Rokk3r Labs acquired control of the Company from Ms. Taylor. Following the closing, Rokk3r Labs owned 89.41% of the Company’s outstanding shares of common stock. Accordingly, the Company became a majority-owned subsidiary of Rokk3r Labs. In connection with the transactions and recapitalization of the Company, in December 2017, the Company wrote down its investment in Rokk3r Labs to $1,000,000 to reflect the cash purchase price.  Accordingly, during the year ended December 31, 2017, the Company recorded an impairment loss of $12,386,826, which amount is attributable to the Company’s common stock issued to Rokk3r Labs. At March 31, 2019 and December 31, 2018, the Company’s cost method investment in Rokk3r Labs were $1,000,000 (see Note 2).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Investment in Rokk3r Flamingo, Inc

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), a wholly-owned subsidiary of Rokk3r Ops, Inc. (“Rokk3r Ops”), sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operation. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At March 31, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323 (see Note 2). Rokk3r Flamingo did not have any activity during the three months ended March 31, 2019.

Investment in Ai Venture Builder, Inc

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) with Ai Venture Builder, Inc. (“Ai VB”), a Delaware corporation incorporated on March 22, 2019.  In connection with the Subscription Agreement, the Company purchased founder shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at par value of $0.0001 per share; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $0.0001 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at par value of $0.0001 per share which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $151. The Ai VB Shares purchased gave Rokk3r Ops a 50% equity ownership in Ai VB. The Series A Preferred provided Rokk3r Ops power and rights to elect two directors to serve on the three member Board of Directors of Ai VB (the “Ai VB Board”). Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to; (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees and; (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted Rokk3r Ops significant influence over Ai VB and in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, the Company accounted for its investment in Ai VB under the equity method (see Note 2 and Note 10).

Pursuant to the terms of the Subscription Agreement, as amended on May 14, 2019, to correct the acquisition of the Series A Preferred by Rokk3r Ops which was an error in the original Subscription Agreement, Rokk3r Ops and the holder (the “Investor”) (collectively the “Parties”) of the Series B Preferred Stock (“Series B Preferred”) acknowledged and agreed that the acquisition of the Series A Preferred by Rokk3r Ops and the acquisition of the Series B Preferred by the Investor was in error, in that the Parties intended that on March 26, 2019, the Investor have the rights and preferences accruing to the Series A Stock and Rokk3r Ops have the rights and preferences accruing to the Series B Stock and therefore the Parties exchanged their respective holdings of Series A Preferred and Series B Preferred. Furthermore, pursuant to the amendment, Rokk3r Ops holds one share of Ai VB Series B Preferred at par value of $0.0001 per share which represent 100% of the authorized Series B Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine. In addition, Series B Preferred provided Rokk3r Ops power and rights to elect one director to serve on the three member of the Ai VB Board. There was no change in the accounting method for Rokk3r Ops’ investment in Ai VB as it still meets the criteria for equity method in accordance to ASC 323.

During the three months ended March 31, 2019, Rokk3r Ops provided services, at an arm’s length transaction, to Ai VB in the amount of $250,000 which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 10).

In accordance to ASC 323-10-35-20, during the three months ended March 31, 2019, Rok3r Ops’ share of the Ai VB’s net loss was $125,000, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Ai VB, which was $151, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rock3r Ops has not guaranteed obligations of Ai VB and is not otherwise committed to further financial support for Ai VB. The Company will resume such application after its share of the Ai VB net income equals its share of the net loss in Ai VB not recognized during the period the equity method was suspended.

NOTE 5 – NON-CONTROLLING INTEREST

On February 11, 2019, the Rokk3r Ai (the “Seller”) entered into a Stock Purchase Agreement (“SPA”) with Aunken Labs LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which Rokk3r Ai sold; (i)12.5% ownership or 1,000,000 shares of commons stock (the “Rokk3r Ai Stock”) of Rokk3r Ai at par value for $0.0001 per share, total amount of $100, and; (ii) 45,000 shares of commons stock (the “Rokk Stock”) of Rokk3r Inc. at fair value of $0.64 per share, total amount of $28,800. In exchange for the Rokk3r Ai Stock and Rokk Stock, the Seller received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern (collectively, the “Intangible Assets”). The total fair value of consideration amounting to $28,900 was allocated to the Intangible Assets under Rokk3r Ai. At March 31, 2019, the Company performed an impairment test of the Intangible Assets and concluded based on the information available at that time, the carrying value of the Intangible Assets were impaired. An aggregate amount of $28,900, representing the full impairment of the Intangible Assets, was charged to impairment expense during the three months ended March 31, 2019.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

As a result of the February 11, 2019 sale, Rokk3r Ops’ ownership and voting interest in Rokk3r Ai decreased from 100% to 87.5% retaining control over Rokk3r Ai. The Company accounted for sale of the non-controlling interest as an equity transaction in accordance with ASC 810 and no gain or loss was recognized in the accompanying unaudited condensed consolidated statement of operations. The difference between the fair value of consideration and carrying amount of the non-controlling interest resulted in “net gain” in the amount of $28,900 which was recorded in the in the equity section of the accompanying unaudited condensed consolidated balance sheet as described below. Accordingly, as of that date, the Company presented non-controlling interest as a separate component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership and was adjusted to reflect the change in ownership interest in the subsidiary as of March 31, 2019 (detailed below).

Sale of non-controlling interest reconciliation:
Fair value of consideration on sale of 12.5% equity	$28,900
Net gain on sale of non-controlling interest	$28,900

Non-controlling interest balance reconciliation:
Beginning balance, January 1, 2019	$—
Loss allocated to non-controlling interest as of March 31, 2019	(3,656)
Ending balance at March 31, 2019	$(3,656)

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in aggregate principal amount of $330,000 (the “Firstfire Note”). On April 27, 2017, in connection with the Firstfire Note, the Company issued Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note. On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire, pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000 for the principal amount of the promissory note issued by the Company to Firstfire on Firstfire Note, plus $100,000 (the “Settlement Amount”) as provided for in the Firstfire Note.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

The Certificate of Designation includes:

•	the original issue price of each share is $0.64 (the “Original Issue Price”),
•	the shares are entitled to one vote for each share of common stock that such shares of Series B Preferred are convertible into, the shares do not pay dividends,
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

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 -"Distinguishing Liabilities from Equity" Under “Redeemable Preferred Shares” (see Note 2).

During the year ended December 31, 2018, the Company sold 4,085,938 shares of the Series B Preferred for net proceeds of $2,615,000 or $0.64 per preferred.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

As of March 31, 2019 and December 31, 2018, 4,085,938 shares of Series B Preferred were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred during the year ended December 31, 2018 and $102,312 during the three months ended March 31, 2019, for an aggregate redemption premium of $206,731.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

Preferred Stock

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

As of March 31, 2019 and December 31, 2018, there were no outstanding shares of Series A Preferred stock.

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

Common Stock

During the three months ended March 31, 2019, the Company issued:

•	45,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $28,800, to an investor pursuant to the sale of non-controlling interest of a consolidated subsidiary (see Note 5).

Common Stock Issuable

During the three months ended March 31, 2019, the Company issued:

•
50,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $32,000, to a consultant pursuant to a consulting agreement. The Company expensed the fair value of $32,000 as stock-based compensation.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and approved to reserve 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of March 31, 2019 and December 31, 2018, no equity instruments have been issued under the 2017 Omnibus Equity Compensation Plan.

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of March 31, 2019 and December 31, 2018, no equity instruments have been issued under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of March 31, 2019 and December 31, 2018, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

NOTE 9 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At March 31, 2019 and December 31, 2018, the Company had a cash balance of $1,942,032 and $2,297,902, respectively. The Company has not experienced any losses in such accounts through March 31, 2019.

Concentrations of Revenue

During the three months ended March 31, 2019, the Company had revenue $1,138,920 of which 22% (related party), 12% and 11% were from three of the Company’s customers. During the three months ended March 31, 2018, the Company did not have any revenue. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Concentrations of Accounts Receivables

During the three months ended March 31, 2019, the Company had net account receivable of $753,141 of which 33% and 25% were from two of the Company’s customers. During the year ended December 31, 2018, the Company had net account receivable of $400,182 of which 42% was from a Company’s customer.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

NOTE 10 – RELATED-PARTY TRANSACTIONS

Due from Parent Company

During the three months ended March 31, 2019, the Company advanced Rokk3r Labs, its controlling shareholder, approximately $35,400 primarily for their share of the office lease for the three months ended March 31, 2019. The advances are non-interest bearing and are payable on demand. At March 31, 2019 and December 31, 2018, the Company had $110,506 and $75,138 receivable balance from Rokk3r Labs, respectively.

Collaboration Agreement – Parent Company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three months ended March 31, 2019, the Company recorded $593,072 of consulting fees – parent company and $175,000 of prepaid expense – related party in connection with the Collaboration Agreement. In connection with the Collaboration Agreement, during the three months ended March 31, 2018, the Company recorded $750,000 of consulting fees – parent company in connection with the Collaboration Agreement.

Trademark License Agreement – Parent Company

On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs. Pursuant to which, Rokk3r Labs granted the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019. The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement, the Company shall pay an annual fee of $120,000, payable on the anniversary of the effective date of the agreement. The Company recorded $45,000 in accrued expense – related party in the unaudited condensed consolidated balance sheet as of March 31, 2019, in connection with the Trademark License Agreement.

Consulting Services Agreement

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within Ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. The $250,000 payment was recorded as prepaid expense – related party in the unaudited condensed consolidated balance sheet as of December 31, 2018. As of March 31, 2019, no service had been performed under the consulting agreement and had prepaid balance of $250,000.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

The SPA includes customary representations, warranties and covenants by the Company and EXO and customary closing conditions. As of March 31, 2019 no shares of common stock had been issued in connection with the SPA.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and EXO. As of March 31, 2019, the Company had not received any proceeds or issued shares in connection with the Safe-T Agreement.

Investment in Rokk3r Flamingo, Inc

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), a wholly-owned subsidiary of Rokk3r Ops, Inc. (“Rokk3r Ops”), sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operation. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At March 31, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323. Rokk3r Flamingo did not have any activity during the three months ended March 31, 2019 (see Note 4).

Investment in Ai Venture Builder, Inc

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) with Ai Venture Builder, Inc. (“Ai VB”), a Delaware corporation incorporated on March 22, 2019.  In connection with the Subscription Agreement, the Company purchased founder shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at par value of $0.0001 per share; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $0.0001 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at par value of $0.0001 per share which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $151. The Ai VB Shares purchased gave Rokk3r Ops a 50% equity ownership in Ai VB. The Series A Preferred provided Rokk3r Ops power and rights to elect two directors to serve on the three member Board of Directors of Ai VB (the “Ai VB Board”). Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to; (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees and; (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted Rokk3r Ops significant influence over Ai VB and in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, the Company accounted for its investment in Ai VB under the equity method (see Note 2 and Note 4).

Pursuant to the terms of the Subscription Agreement, as amended on May 14, 2019, to correct the acquisition of the Series A Preferred by Rokk3r Ops which was an error in the original Subscription Agreement, Rokk3r Ops and the holder (the “Investor”) (collectively the “Parties”) of the Series B Preferred Stock (“Series B Preferred”) acknowledged and agreed that the acquisition of the Series A Preferred by Rokk3r Ops and the acquisition of the Series B Preferred by the Investor was in error, in that the Parties intended that on March 26, 2019, the Investor have the rights and preferences accruing to the Series A Stock and Rokk3r Ops have the rights and preferences accruing to the Series B Stock and therefore the Parties exchanged their respective holdings of Series A Preferred and Series B Preferred. Furthermore, pursuant to the amendment, Rokk3r Ops holds one share of Ai VB Series B Preferred at par value of $0.0001 per share which represent 100% of the authorized Series B Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine. In addition, Series B Preferred provided Rokk3r Ops power and rights to elect one director to serve on the three member of the Ai VB Board. There was no change in the accounting method for Rokk3r Ops’ investment in Ai VB as it still meets the criteria for equity method in accordance to ASC 323.

During the three months ended March 31, 2019, Rokk3r Ops provided services, at an arm’s length transaction, to Ai VB in the amount of $250,000 which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 4).

In accordance to ASC 323-10-35-20, during the three months ended March 31, 2019, Rok3r Ops’ share of the Ai VB’s net loss was $125,000, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Ai VB, which was $151, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rock3r Ops has not guaranteed obligations of Ai VB and is not otherwise committed to further financial support for Ai VB. The Company will resume such application after its share of the Ai VB net income equals its share of the net loss in Ai VB not recognized during the period the equity method was suspended (see Note 4).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

On April 23, 2019, Rokk3r Ai’s board agreed to name Toby Matejovsky as an officer and director of Rokk3r Ai, and to enter into an employment agreement with Mr. Matejovsky. As required pursuant to the terms of the employment agreement, to grant to Mr. Matejovsky 1,813,332 shares of Common Stock and 453,332 shares of Class C Stock. Also, on the same day, Rokk3r Ai board approved the sale of equity to Mr. Matejovsky and to issue new Class C Stock to the then existing shareholders of Rokk3r Ai.

On May 7, 2019, Rokk3r Ai sold additional 27.13% of equity to a new investor which resulted in further dilution of Rokk3r Ops’ ownership and voting interest down from 87.5% to 60.37%.

On May 3, 2019, the board of directors of Rokk3r Ops approved the incorporation of a new wholly-owned subsidiary, Cargologik, Inc., which was incorporated in Delaware, and was not operational as of the date of this report (see Note 1).

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

The Company

We were formerly known as Eight Dragons Company, a Nevada corporation. Our predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, we changed our name to Rokk3r Inc. In connection with this name change, on June 18, 2018, our trading symbol was changed to “ROKK.”

We generate revenues primarily from consulting services agreements focused on education, consulting, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreements, we provide "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build,” our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale."

Recent Developments

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), a wholly-owned subsidiary of Rokk3r Ops, Inc. (“Rokk3r Ops”), sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operations. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At March 31, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323. Rokk3r Flamingo did not have any activity during the three months ended March 31, 2019.

On February 11, 2019, Rokk3r Ai Inc. (“Rokk3r Ai”), a wholly-owned subsidiary of Rokk3r Ops Inc. (“Rokk3r Ops”), sold 12.5% ownership of Rokk3r Ai to an investor. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5%. Accordingly, as of that date, the Company presented non-controlling interest as a component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership as of March 31, 2019.

On March 22, 2019, the board of directors of Rokk3r Ops approved the incorporation of a wholly-owned subsidiary, Rokk3r VB X Inc. which was incorporated in Delaware and as of the filing of this report, Rokk3r VB X Inc. was not operational yet.

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) with Ai Venture Builder, Inc. (“Ai VB”), a Delaware corporation incorporated on March 22, 2019.  In connection with the Subscription Agreement, the Company purchased founder shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at par value of $0.0001 per share; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $0.0001 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at par value of $0.0001 per share which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $151. The Ai VB Shares purchased gave Rokk3r Ops a 50% equity ownership in Ai VB. The Series A Preferred provided Rokk3r Ops power and rights to elect two directors to serve on the three member Board of Directors of Ai VB (the “Ai VB Board”). Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to; (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees and; (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted Rokk3r Ops significant influence over Ai VB and in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, the Company accounted for its investment in Ai VB under the equity method.

Pursuant to the terms of the Subscription Agreement, as amended on May 14, 2019, to correct the acquisition of the Series A Preferred by Rokk3r Ops which was an error in the original Subscription Agreement, Rokk3r Ops and the holder (the “Investor”) (collectively the “Parties”) of the Series B Preferred Stock (“Series B Preferred”) acknowledged and agreed that the acquisition of the Series A Preferred by Rokk3r Ops and the acquisition of the Series B Preferred by the Investor was in error, in that the Parties intended that on March 26, 2019, the Investor have the rights and preferences accruing to the Series A Stock and Rokk3r Ops have the rights and preferences accruing to the Series B Stock and therefore the Parties exchanged their respective holdings of Series A Preferred and Series B Preferred. Furthermore, pursuant to the amendment, Rokk3r Ops holds one share of Ai VB Series B Preferred at par value of $0.0001 per share which represent 100% of the authorized Series B Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine. In addition, Series B Preferred provided Rokk3r Ops power and rights to elect one director to serve on the three member of the Ai VB Board. There was no change in the accounting method for Rokk3r Ops’ investment in Ai VB as it still meets the criteria for equity method in accordance to ASC 323.

During the three months ended March 31, 2019, Rokk3r Ops provided services, at an arm’s length transaction, to Ai VB in the amount of $250,000 which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850.

In accordance to ASC 323-10-35-20, during the three months ended March 31, 2019, Rok3r Ops’ share of the Ai VB’s net loss was $125,000, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Ai VB, which was $151, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rock3r Ops has not guaranteed obligations of Ai VB and is not otherwise committed to further financial support for Ai VB. The Company will resume such application after its share of the Ai VB net income equals its share of the net loss in Ai VB not recognized during the period the equity method was suspended.

On April 23, 2019, Rokk3r Ai’s board agreed to name Toby Matejovsky as an officer and director of Rokk3r Ai, and to enter into an employment agreement with Mr. Matejovsky. As required pursuant to the terms of the employment agreement, to grant to Mr. Matejovsky 1,813,332 shares of Common Stock and 453,332 shares of Class C Stock. Also, on the same day, Rokk3r Ai board approved the sale of equity to Mr. Matejovsky and to issue new Class C Stock to the then existing shareholders of Rokk3r Ai.

On May 7, 2019, Rokk3r Ops sold another 27.13% equity in Rokk3r Ai to a new investor. As a result of all the aforementioned transactions, Rokk3r Ops ownership and voting interest decreased from 87.5% to 60.37%.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $1,138,920 and $0 for the three months ended March 31, 2019 and 2018, respectively, of which $250,000 of the 2019 revenue was from a related party. The increase in revenues reflect the commencement of our current revenue producing activities such as providing consulting services. Through our consulting services agreements, we provide "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build,” our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale." We did not have any revenue producing activities three months ended March 31, 2018.

Operating Expenses

For the three months ended March 31, 2019, we incurred operating expenses in the amount of $1,655,850 compared to $908,278 for the three months ended March 31, 2018, an increase of $747,572 or 82%. The increase was attributable to:

	Three Months Ended March 31,
	2019	2018

Consulting fees - parent	$593,072	$750,000
Consulting fees - other	112,507	—
Compensation expense	259,031	21,633
Contract labor	393,517	—
Legal expense	124,573	75,926
Professional fees	55,681	39,820
Bad debt recovery	(107,779)	—
General and administrative expenses	196,348	20,899
Impairment of intangible asset	28,900	—
Total Operating Expenses	$1,655,850	$908,278

Consulting Fees

For three months ended March 31, 2019, consulting fees – parent decrease by $156,928 or 21% as compared to three months ended March 31, 2018. The decrease was attributed to additional third party consultants in 2019.

For three months ended March 31, 2019, consulting fees – other increased by $112,507 or 100% as compared to three months ended March 31, 2018. The increase was attributed to additional third party consultants in 2019.

Compensation Expense

For three months ended March 31, 2019, compensation expense increased by $237,398 or 1097% as compared to three months ended March 31, 2018. The increase was attributed to increase in the number of employees during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Contract Labor

For three months ended March 31, 2019, contract labor increased by $393,517 or 100% as compared to three months ended March 31, 2018. The increase was attributed to increase in revenue producing activities in 2019 as compared to 2018.

Legal Expense and Professional Fees

For three months ended March 31, 2019, legal expense increased by $48,647 or 64% as compared to three months ended March 31, 2018. The increase was attributed to business development of the Company and its subsidiaries in 2019.

For three months ended March 31, 2019, professional fees increased by $15,651 or 40% as compared to three months ended March 31, 2018. The increase was attributed to business development of the Company and its subsidiaries in 2019.

Bad Debt Recovery

For three months ended March 31, 2019, bad debt recovery increased by $107,779 or 100% as compared to three months ended March 31, 2018. The increase was attributed to the recovery of previously written off uncollectible account receivable related to one of the Company’s customer.

General and Administrative Expenses

For three months ended March 31, 2019, general and administrative expenses increased by $175,449 or 840% as compared to three months ended March 31, 2018. The increase was attributed to increase in revenue producing activities and business development in 2019 compared to 2018.

Impairment of Intangible Asset

For three months ended March 31, 2019, impairment of intangible asset increased by $28,900 or 100% as compared to three months ended March 31, 2018. The increase was attributed to the impairment of the carrying balance of the intangible asset acquired in connection to the sale of non-controlling interest in a consolidated subsidiary.

Other Expenses

We incurred other expenses for the three months ended March 31, 2019 in the amount of $1,406 compared $16,039 for the three months ended March 31, 2018, a decrease of $14,633 or 91%. The decrease was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

Net Loss

We incurred a net loss for the three months ended March 31, 2019 in the amount of $518,336, or $(0.00) per basic and diluted common share, compared to net loss of $924,317 or $(0.01) per basic and diluted common share, for the three months ended March 1, 2018, a change of $405,981 or 44%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $2,575,677 and cash of $1,942,032 as of March 31, 2019 and a working capital of $2,959,543 and cash of $2,297,902 as of December 31, 2018.

			Three Months Ended March 31, 2019
	March 31, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$3,247,745	$3,217,175	$(30,570)	1%
Total current liabilities	(672,068)	(257,632)	414, 436	161%
Working capital:	$2,575,677	$2,959,543	$383,866	13%

The decrease in working capital was primarily attributable to an increase in current assets of $30,570 and an increase in current liabilities of $407,936.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended March 31,
	2019	2018

Cash used in operating activities	$(353,118)	$(645,703)
Cash used in investing activities	(2,752)	—
Cash provided by financing activities	—	2,212,225
Net increase (decrease) in cash	$(355,870)	$1,566,522

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $355,118 for the three months ended March 31, 2019 as compared to $645,703for the three months ended March 31, 2018, a decrease of $292,585.

•
Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $514,680  adjusted for the add-back on non-cash items such as depreciation expense of $1,343, stock-based compensation expense of $74,979, stock-based compensation for consulting services of $32,000, bad debt recovery of $(107,779), impairment loss of $28,900, loss on equity investment of $151, loss on investment on non-controlling interest in a consolidated subsidiary of $(3,656), changes in operating asset of $(278,661) and changes in operating liability of $414,285.

•
Net cash flow used in operating activities for the three months ended March 31, 2018 primarily reflected a net loss of $924,317 and changes in operating assets and liabilities of $278,614 primarily related to an increase in accounts payable – parent company of $250,000.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $2,752 for the three months ended March 31, 2019 as compared to $0 for the three months ended Mach 31, 2018, an increase of $2,752. The increase was attributed to investment in Rokk3r Flamingo Inc. and purchase of fixed assets in 2019.

Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $0 as compared to $2,212,225 during the three months ended March 31, 2018, a decrease of $2,212,225. During the three months ended March 31, 2018, we received proceeds from the sale of our common stock of $2,133,000 and received proceeds from advances from the parent company of $79,225.

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

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, we had working capital, stockholders’ equity, net loss and accumulated deficit of $2,575,677, $774,370, $518,336, $75,585,537, respectively. The Company had a cash balance of $1,942,032 at March 31, 2019.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2019, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2019 and December 31, 2018 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2019, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

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

2)	We did not maintain appropriate segregation of duties. As of March 31, 2019, the Company did not require dual signature on the Company’s bank accounts.

3)	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4)	The Company does not have well-established procedures to authorize and approve related party transactions.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

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

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended March 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•
During the three months ended March 31, 2019, the Company issued 45,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $28,800, to an investor pursuant to the sale of non-controlling interest of a consolidated subsidiary.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), a wholly-owned subsidiary of Rokk3r Ops, Inc. (“Rokk3r Ops”), sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operations. On January 17, 2019, Rokk3r Flamingo Inc. and Broad Strategy Fund, LLC, a Delaware limited liability company, entered into a Stock Purchase Agreement pursuant to which Rokk3r Flamingo Inc. sold and issued 500,000 of its common shares to Broad Strategy Fund, LLC in exchange for $50.00.On January 21, 2019, Rokk3r Flamingo Inc. and Rokk3r Fuel Fund 2, L.P., a Florida limited partnership, entered into a Stock Purchase Agreement, pursuant to which Rokk3r Flamingo Inc. sold and issued 500,000 of its common shares to Rokk3r Fuel Fund 2, L.P in exchange for $50.00. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At March 31, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323. Rokk3r Flamingo did not have any activity during the three months ended March 31, 2019.

On February 11, 2019, the Rokk3r Ai entered into a Stock Purchase Agreement with Aunken Labs LLC, a Delaware limited liability company, pursuant to which Rokk3r Ai sold; (i)12.5% ownership or 1,000,000 shares of commons stock of Rokk3r Ai and; (ii) 45,000 shares of commons stock of Rokk3r Inc. In exchange for, Rokk3r Ai received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5%. Accordingly, as of that date, the Company presented non-controlling interest as a component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership as of March 31, 2019.

ITEM 6. EXHIBITS

a) Exhibits

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

3.1(c)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on Mach 20, 2018).

3.1(d)	Articles of Merger filed with the Nevada Secretary of State on March 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2017).

10.1*	Stock Purchase Agreement Dated January 21, 2019, between Rokk3r Flamingo Inc. and Rokk3r Fuel Fund 2, L.P.

10.2*	Stock Purchase Agreement Dated February 11, 2019, between Rokk3r Ai Inc. and Auken Labs LLC.

10.3*	Stock Purchase Agreement Dated December 21, 2018, between Rokk3r Flamingo Inc. and Senec LLC.

10.4*	Stock Purchase Agreement Dated December 21, 2019, between Rokk3r Flamingo Inc. and Wynwood Ventures LLC.

10.5*	Stock Purchase Agreement Dated January 17, 2019, between Rokk3r Flamingo Inc. and Broad Strategy Fund, LLC.

10.6*	Stockholders Agreement dated February 14, 2019, between Rokk3r Ai Inc. and Rokk3r Ops Inc.

10.7*	Stockholders Agreement dated December 21, 2018, between Rokk3r Flamingo Inc. and Rokk3r Ops Inc.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rokk3r Inc.

Date: May 20, 2019	By:	/s/ Nabyl Charania
Nabyl Charania President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)