Form 10-Q
period 2019-06-30
Rokk3r Inc.
filed 2019-08-26
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

or
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 106,472,105 Shares of Common Stock, par value $0.0001 per share as of August 23, 2019.

ROKK3R INC. AND SUBSIDIARIES

Form 10-Q
June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$881,181	$2,297,902
Accounts receivable, net	693,675	400,182
Accounts receivable - related parties	333,531	-
Prepaid expenses - related party	250,000	425,000
Prepaid expenses	23,629	18,953
Other receivable	508	-
Due from parent company	117,124	75,138
Investment in digital currencies	59,720	-
Total Current Assets	2,359,368	3,217,175

Furniture and equipment, net	22,248	19,015
Intangible assets	160,760	-
Investment in Rokk3r Labs (parent) - cost method	1,000,000	1,000,000

Total Assets	$3,542,376	$4,236,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$237,769	$192,225
Accrued expenses	46,135	18,407
Accrued expenses - related party	15,000	15,000
Due to related party	37	-
Deferred revenue	15,300	20,000
Notes payable - other	12,000	12,000
Total Current Liabilities	326,241	257,632

Redeemable Series B Convertible Preferred stock - $0.0001 par value; 4,687,500 shares authorized; 4,085,938 issued and
outstanding at June 30, 2019 and December 31, 2018 (liquidation preference of $2,925,179 and $2,719,419, respectively)	2,925,179	2,719,419

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000 authorized;
$0.0001 par value; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 101,472,105 shares issued and outstanding at
June 30, 2019 and December 31, 2018	10,147	10,143
Common stock issuable; 2,261,238 and 1,000,000 shares issuable at June 30, 2019 and December 31, 2018, respectively	226	100
Additional paid in capital	76,615,605	76,217,441
Accumulated deficit	(76,320,829)	(74,968,545)
Total Rokk3r, Inc Stockholders' Equity	305,149	1,259,139
Non-controlling interest in consolidated subsidiary (Note 5)	(14,193)	-

Total Stockholders' Equity	290,956	1,259,139

Total Liabilities and Stockholders' Equity	$3,542,376	$4,236,190

See accompanying notes to the unaudited condensed consolidated financial statement.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$1,235,225	$507,845	$2,124,145	$507,845
Revenues - related party	483,531	-	733,531	-
Total Revenue	1,718,756	507,845	2,857,676	507,845

Operating Expenses:
Consulting fees - parent	819,167	750,000	1,412,238	1,500,000
Consulting fees - other	139,704	-	266,678	-
Compensation expense	379,718	57,306	638,702	57,306
Contract labor	489,029	138,839	882,546	138,839
Legal expense	140,597	75,926	265,170	219,073
Professional fees	61,630	339,665	117,311	333,897
Bad debt (recovery) expense	13,380	-	(94,399)	-
General and administrative expenses	279,104	115,857	461,035	136,756
Impairment loss	40,280	-	69,180	-
Total Operating Expenses	2,362,609	1,477,593	4,018,461	2,385,871

Loss from Operations	(643,853)	(969,748)	(1,160,785)	(1,878,026)

Other Income (Expense)
Interest income (expense), net	2,195	(16,620)	1,665	(32,659)
Other expense, net	(462)	-	(1,185)	-
Loss on equity method investments	(701)	-	(852)	-
Total Other Income (Expense)	1,032	(16,620)	(372)	(32,659)

Loss Before Provision for Income Taxes	(642,821)	(986,368)	(1,161,157)	(1,910,685)

Provision for income taxes	-	-	-	-

Net Loss	(642,821)	(986,368)	(1,161,157)	(1,910,685)

Series B Preferred stock redemption premium	(103,448)	-	(205,760)	-

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	(746,269)	(986,368)	(1,366,917)	(1,910,685)
Less Net Loss Allocated to Non-controlling Interest in Consolidated Subsidiary	(8)	-	(14,633)	-

Net Loss Applicable to Rokk3r, Inc Common Stockholders	$(746,261)	$(986,368)	$(1,352,284)	$(1,910,685)

Net Loss per Share of Common Stock Outstanding:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted-Average Number of Shares Outstanding:
Basic and Diluted	102,953,530	101,783,317	102,717,876	97,717,445

See accompanying notes to the unaudited condensed consolidated financial statement.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2018 and 2019
(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balance at December 31, 2017	-	$-	94,828,287	$9,483	-	$-	$71,814,487	$(71,454,325)	$-	$369,645

Stock issued for cash	-	-	3,395,125	339	-	-	2,172,661	-	-	2,173,000

Net loss	-	-	-	-	-	-	-	(924,317)	-	(924,317)

Balance at March 31, 2018	-	$-	98,223,412	$9,822	-	$-	$73,987,148	$(72,378,642)	$-	$1,618,328

Stock issued for cash	-	-	2,441,407	245	-	-	1,562,135	-	-	1,562,380

Net loss	-	-	-	-	-	-	-	(986,368)	-	(986,368)

Balance at June 30, 2018	-	$-	100,664,819	$10,067	-	$-	$75,549,283	$(73,365,010)	$-	$2,194,340

	Preferred Stock		Common Stock		Common Stock Issuable		Additional paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balance at December 31, 2018	-	$-	101,427,105	$10,143	1,000,000	$100	$76,217,441	$(74,968,545)	$-	$1,259,139

Common stock issued to consultants for services	-	-	-	-	50,000	5	31,995	-	-	32,000

Stock-based compensation	-	-	-	-	-	-	74,979	-	-	74,979

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(102,312)	-	(102,312)

Sale of non-controlling interest in a subsidiary	-	-	45,000	4	-	-	28,796	-	(3,656)	25,144

Net loss	-	-	-	-	-	-	-	(514,680)	-	(514,680)

Balance at March 31, 2019	-	$-	101,472,105	$10,147	1,050,000	$105	$76,353,211	$(75,585,537)	$(3,656)	$774,270

Stock-based compensation	-	-	-	-	918,988	92	102,854	-	-	102,946

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(103,448)	-	(103,448)

Acquisition of Bullfrog Venture LLC	-	-	-	-	292,250	29	159,540	-	-	159,569

Sale of non-controlling interest in a subsidiary	-	-	-	-	-	-	-	10,969	(10,529)	440

Net loss	-	-	-	-	-	-	-	(642,813)	(8)	(642,821)

Balance at June 30, 2019	-	$-	101,472,105	$10,147	2,261,238	$226	$76,615,605	$(76,320,829)	$(14,193)	$290,956

See accompanying notes to the unaudited condensed consolidated financial statement.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,161,157)	$(1,910,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,815	393
Stock-based compensation	177,925	-
Common stock issued for compensation and consulting services	32,000	-
Bad debt recovery	(94,299)	-
Impairment loss	69,180	-
Loss on equity investments	852	-
Change in operating assets and liabilities:
Accounts receivable	(192,694)	(86,752)
Accounts receivable - related parties	(333,531)	-
Prepaid expenses	170,369	(15,000)
Accounts payable	45,544	112,658
Accounts payable - parent	-	(250,000)
Deferred revenue	(4,700)	-
Accrued expenses	(2,909)	60,579
Net cash used in operating activities	(1,290,605)	(2,088,807)

Cash Flows from Investing Activities:
Investment in digital currencies	(100,000)	-
Cash paid for equity Investments	(852)	-
Cash acquired from acquisition of Bullfrog Venture LLC	22,938	-
Cash paid for purchase of additional equity in a majority-owned subsidiary	(168)	-
Due from parent company	(41,986)	-
Purchases of property and equipment	(6,048)	(8,711)
Net cash used in investing activities	(126,116)	(8,711)

Cash Flows from Financing Activities:
Payments on parent advances	-	(4,810)
Cash proceeds from sale of common stock	-	3,735,380
Net cash provided by financing activities	-	3,730,570

Change in Cash	(1,416,721)	1,633,052

Cash at beginning of period	2,297,902	-

Cash at end of period	$881,181	$1,633,052

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Subscription Receivable	$408	$-
Common shares issued in connection with the sale of non-controlling interest in a subsidiary	$29,244	$-
Subscription payable in connection with acquisition of subsidiaries	$302	$-
Series B Preferred stock redemption premium	$205,760	$-

Net Assets Acquired in Acquisition:
Cash	$22,938	$-
Account receivable	6,500	-
Deposit	45	-
Intangible asset	160,760	-
Accrued expenses	(30,664)	-
Common stock issued in connection with the acquisition of Bullfrog Ventures, LLC	$159,579	$-

See accompanying notes to the unaudited condensed consolidated financial statement.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formerly known as Eight Dragons Company, a Nevada corporation. The predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, the Company changed itsname to Rokk3r Inc. In connection with this name change, on June 18, 2018, the Company’s trading symbol was changed to “ROKK.”

The Company generates revenues primarily from consulting services agreements focused on education, consulting, development and growth. Agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders.

In connection with the new business initiatives, the Company has formed or acquired the following subsidiaries:

•	Rokk3r Ops Inc. (“Rokk3r Ops”), a company incorporated in Florida on May 16, 2018 and wholly owned by the Company that provides our "Think Phase", "Co-build", and “Scale” services.
•	Rokk3r Ai Inc. (“Rokk3r Ai”), a company incorporated in Delaware on November 20, 2018 and a majority-owned subsidiary of Rokk3r Ops. As of June 30, 2019, Rokk3r Ai is not yet operational (see Note 5).
•	Bullfrog Ventures, LLC (“Bullfrog”), a company incorporated in Florida on May 20, 2016, was acquired by the Company on May 21, 2019 and is a wholly owned subsidiary of the Company (see Note 6).
•	ROKKCB10, Inc. (“ROKKCB10”), a company incorporated in Delaware on June 11, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of June 30, 2019, ROKKCB10 is not yet operational.
•	Termo VB, Inc. (“Termo VB”), a company incorporated in Delaware on June 20, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of June 30, 2019, Termo VB is not yet operational.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes unaudited condensed consolidated financial statements of the Company and its whollyowned subsidiaries, of which all are inactive as of June 30, 2019, except Rokk3r Ops and Bullfrog. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The Company’s condensed consolidated financial statements include the financial statements of its whollyowned and majority-owned subsidiaries discussed above. All significant intercompany accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

On February 11, 2019, Rokk3r Ai sold 12.5% common stock of Rokk3r Ai to an investor. As a result of these transactions, Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5% as of March 31, 2019.

On April 12, 2019, Rokk3r Ai sold additionalequity which resulted ina further decrease of Rokk3r Ops’ equity ownership in Rokk3r Aidown to 50% and its voting interest down to 75%, with Rokk3r Ops retaining control over Rokk3r Ai.The allocation of income (loss) to non-controlling interest was adjusted to reflect the change in the non-controlling interest in the subsidiary from 12.5% to 50% as of June 30, 2019 (see Note 5).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The Company presented non-controlling interest as a component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 50% ownership as of June 30, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2019 and year ended December 31, 2018 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, the fair value of equity method investments and acquisitions, the fair value of intangible assets acquired, non-cash equity transactions and stock-based compensation.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2019 and December 31, 2018, respectively. The Company maintained its cash in various financial institutions during the six months ended June 30, 2019. Balances were insured up to Federal Deposit Insurance Corporation limits.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customer to make required payments. Any required allowance is based on specific analysis of past due accounts and considers historical trends if write-offs. Past due is based on how recently payments have been received from customers. The Company’s collection experience has been favorableand does not believe that an allowance for bad debt is needed. During the six months ended June 30, 2019, the Company recovered $107,779 of account receivable previously written off which reduced the allowance for bad debt balance to $0. As of June 30, 2019 and December 31, 2018, the recorded allowance for bad debt were $0 and $148,982, respectively.

Investments in Digital Currencies

The Company believes that digital currencies meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other.There are uncertaintiesrelatedto the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, the Company believes that it must apply existing accounting standards in accounting for its investment in digital currencies. The Financial Accounting Standards Board (“FASB”) does not have a standard-setting project on digital currenciesor other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which the Company believes that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. The Company monitors any standard-setting, regulatory or technological developments that may affect theCompany’saccounting for digital currenciesor its controls and processes related to digital currencies.

The Company’s digital currencies are accounted for as indefinite-lived intangible assets therefore are not subject to amortization. Instead, its tested for impairment annually and more frequently, if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognize decreases in the value of itsdigital currencies, and any increase in value will be recognized only upon disposition.The Company’s digital currenciesare accounted for as an intangible asset, however it’s reflected as a current asset under “Digital currencies” in the accompanying condensed consolidated balance sheets because it is traded in a market and can be sold at any time. At June 30, 2019, the Company tested the digital currencies for impairment and concluded that it was impaired due to the decline of its level 2 fair value. During the three and six months ended June 30, 2019, an impairment expense of $40,280 was recorded in connection with the impairment of the digital currencies.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and December 31, 2018.

The carrying amounts reported in the balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued expenses, notes payable and amounts due to parent company approximate their fair market value based on the short-term maturity of these instruments.

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

Cost and Equity Method Investments

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

Under ASC 325-20, cost method investments are recorded initially at historical cost. Dividends on cost method investments received as part of the investor’s share of net earnings of the investee after the date of investment (i.e., a return on investment) are recorded as income. However, the investment is reduced if dividends received are in excess of the investor’s share of investee earnings (i.e., a return of investment) after the date of investment (see Note 4). Cost method investments are assessed for other-than-temporary impairments under the provisions of ASC 320 and are adjusted accordingly. As of June 30, 2019, the cost method investment consists of a non-controlling 18.79% membership interest in our majority owner Rokk3r Labs (see Note 4). This has been presented as has a long-term asset on the accompanying condensed consolidated balance sheets.

Equity Method

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method (see Note 4).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Equity and cost method investments are classified as investments in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying consolidated statements of operations.

Based on an impairment analysis, the Company did not record any impairment loss related to such investments during the six months ended June 30, 2019 and 2018.

Impairment of Intangible Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment losses when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2018, there were no impairment losses incurred.During the six months ended June 30, 2019, the Company recorded an aggregate impairment loss of $69,180 of which $28,900 was related to the impairment of intangible assetsin a subsidiary (see Note 5) and $40,280 was related to the impairment of digital currencies as discussed above under “Investments in Digital Currencies”.

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”)2014-09 ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company's sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Basic (Loss) Income per Common Share

Basic (loss) income per share is calculated by dividing the net (loss) income attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted (loss) income per share is computed by dividing the (loss) income available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018

Convertible debt	—	750,000
Series B Preferred Stock	4,085,938	—
	4,085,938	750,000

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees,”all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

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

Operating lease right-of-use assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations. As of June 30, 2019, the Company did not have any operating or capital leases.

Reclassifications

The Company segregated the compensation, legal and professional expense for the six months ended June 30, 2019 into separate line items in the operating expense section of the accompanying unaudited condensed consolidated statement of operations and conformed the presentation of the same for the three and six months ended June 30, 2018, for comparative presentation.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18— Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU targeted improvements to GAAP for collaborative arrangements as follows:

1.
Clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.

2.
Adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606.

3.
Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2019, the Company had a net loss of $1,161,157 and net cash used in operations was $1,309,545, respectively.

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

NOTE 4 – INVESTMENTS

Rokk3r Labs, Inc.

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000.  Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups.

In 2017, the Company became a majority-owned subsidiary of Rokk3r Labs and the Company keptits investment in Rokk3r Labs at cost of $1,000,000 which represents the cash purchase price. At June 30, 2019 and December 31, 2018, the Company’s cost method investment in Rokk3r Labs was $1,000,000 (see Note 2) which is classified as long-term asset on the accompanying condensed consolidated balance sheets.

Rokk3r Flamingo, Inc.

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), then a whollyowned subsidiary of Rokk3r Ops, sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operation. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At June 30, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323.

During the six months ended June 30, 2019, Rokk3r Ops’ share of Rokk3r Flamingo’s net loss was $19,736.In accordance to ASC 323-10-35-20, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Rokk3r Flamingo, which was $350, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations to Rokk3r Flamingo and has not otherwise committed to further financial support for Rokk3r Flamingo. The Company will resume such application after its share of the Rokk3r Flamingo net income equals its share of the net loss in Rokk3r Flamingo not recognized during the period the equity method was suspended (see Note 11).

Ai Venture Builder, Inc.

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) with Ai Venture Builder, Inc. (“Ai VB”), a Delaware corporation incorporated on March 22, 2019.  In connection with the Subscription Agreement, the Company purchased founder shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at par value of $0.0001 per share; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $0.0001 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at par value of $0.0001 per share which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $151. The Ai VB Shares purchased gave Rokk3r Ops a 50% equity ownership in Ai VB. The Series A Preferred provided Rokk3r Ops power and rights to elect two directors to serve on the three member Board of Directors of Ai VB (the “Ai VB Board”). Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to; (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees and; (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted Rokk3r Ops significant influence over Ai VB and in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, the Company accounted for its investment in Ai VB under the equity method (see Note 2).

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

During the three and six months ended June 30, 2019, Rokk3r Ops provided services Ai VB in the amount of $450,000 and $700,000, respectively, which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 11). As of June 30, 2019, $300,000 of these services remain unpaid and is included in the account receivable – related parties balance.

During the six months ended June 30, 2019, Rokk3r Ops’ share of the Ai VB’s net loss was $350,000. In accordance to ASC 323-10-35-20 Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Ai VB, which was $151, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations of Ai VB and is not otherwise committed to further financial support for Ai VB. The Company will resume such application after its share of the Ai VB net income equals its share of the net loss in Ai VB not recognized during the period the equity method was suspended (see Note 11).

B3riblock, Inc

On October 15, 2018, B3riblock, Inc. (“B3riblock”) was incorporated in the State of Delaware, asa whollyowned subsidiary of Rokk3r Ops and its investment in B3riblock was consolidated during the quarter ended March 31, 2019.

On June 5, 2019, B3riblock entered into a Stock Purchase Agreement (“SPA”) with Rokk3r Ops and a non-affiliated party, a Columbian corporation, in order to raise capital and commence operation. Pursuant to the SPA, B3riblock sold shares to Rokk3r Ops consisting of; (i) 1,990,000 shares of B3riblock common stock at a purchase price of $0.0001 per share, total purchase amount of $199; (ii) one share of B3riblock Series A Preferred Stock (“Series A”) at a purchase price of $1.00, which represent 100% of the authorized Series A and has no voting rights; and (iii) 500,000 shares of B3riblock Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $50, which represents 40% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share and rights to elect one director to serve on the three member Board of Directors of B3riblock, (collectively “B3riblock Shares”), for a total purchase price of $250.The total B3riblock Shares purchased together with the 10,000 shares of B3riblock common stock already owned gave Rokk3r Ops 40% equity ownership in B3riblock. As a result of this transaction, Rokk3r Ops’ ownership and voting interest in B3riblockdecreased from 100% to 40% with loss of control but significant influence overB3riblock,its investment was accounted for under the equity method of accounting in accordance with ASC 323.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

During the three and six months ended June 30, 2019, Rokk3r Ops provided services B3riblockin the amount of $15,484 and $19,396, respectively, which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 11). As of June 30, 2019, $19,396 of these services remain unpaid and is included in the account receivable – related parties balance.

In accordance to ASC 323-10-35-20, during the six months ended June 30, 2019, Rokk3r Ops’ share of the B3riblock’snet loss was $19,371, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in B3riblock, which was $350, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations toB3riblockand has not otherwise committed to further financial support for B3riblock. The Company will resume such application after its share of the B3riblock net income equals its share of the net loss in B3riblock not recognized during the period the equity method was suspended (see Note 11).

Cargologik, Inc

On May 3, 2019, Cargologik, Inc (“Cargologik”) was incorporated in Delaware as a wholly owned subsidiary of Rokk3r Ops. The Board of Directors of Cargologik (“Cargologik Board”) approved the sale of 500,000 shares of Cargologik common stock at par value of $0.0001 per share with total sale price of $50.

On May 28, 2019, Cargologik entered into a Stock Purchase Agreement (“SPA”)a non-affiliated party, a British Virgin Islands corporation. Pursuant to the SPA, the non-affiliated party,purchased 500,000 shares of Cargologik common stock at a purchase price of $0.50 per share, for a total purchase price of $250,000 (“Purchase Price”) of which 50% or $125,000 of the Purchase Price was paid in cash and a Promissory Note was issued by the non-affiliated party,for the remaining 50% balance of the Purchase Price. The Promissory Note matured on July 28, 2019 and was paid on before the maturity date.

The transactions discussed above resulted in a joint venture, in accordance with ASC 323-10 – Investments- Equity and Joint Ventures, between Rokk3r Ops and the non-affiliated party. Each of the entities had 50% equity ownership and voting rights and joint control in Cargologik. Rokk3r Ops accounted for its investment in Cargologik for under the equity method of accounting in accordance with ASC 323(see Note 2).

During the threeand six months ended June 30, 2019, Rokk3r Ops provided services to Cargologik in the amount of $14,135 which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 11).

In accordance to ASC 323-10-35-20, during the three months ended June 30, 2019, Rokk3r Ops’ share of the Cargologik’s net loss was $7,068, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Cargologik, which was $50, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations of Cargologik and is not otherwise committed to further financial support for Cargologik. The Company will resume such application after its share of the Cargologik net income equals its share of the net loss in Cargologik not recognized during the period the equity method was suspended (see Note 11).

NOTE 5 – NON-CONTROLLING INTEREST

On February 11, 2019, Rokk3r Ai entered into a Stock Purchase Agreement (“SPA”) with a non-affiliated party, a Delaware limited liability company (the “Purchaser”), pursuant to which Rokk3r Ai sold (i)12.5% ownership or 1,000,000 shares of common stock (the “Rokk3r Ai Stock”) of Rokk3r Ai at par value of $0.0001 per share, for a total amount of $100, and (ii) 45,000 shares of common stock (the “Rokk Stock”) of the Company at fair value of $0.64 per share, for a total amount of $28,800. In exchange for the Rokk3r Ai Stock and Rokk Stock, Rokk3r Ai received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern (collectively, the “Intangible Assets”). The total fair value of consideration amounting to $28,900 was allocated to the Intangible Assets under Rokk3r Ai. At March 31, 2019, the Company performed an impairment test of the Intangible Assets and concluded based on the information available at that time, the carrying value of the Intangible Assets were impaired. An aggregate amount of $28,900, representing the full impairment of the Intangible Assets, was charged to impairment expense during the six months ended June 30, 2019.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

On April 12, 2019, Rokk3r Ai entered into an employment agreement with an Executive, effective as of April 12, 2019, to serve as Rokk3r Ai’s Chief Executive Officer. Pursuant to this employment agreement, Rokk3r Ai issued 1,813,332 shares of Rokk3r Ai common stock and 453,332 shares of Rokk3r Ai Series C Preferred Stock (“Series C”), representing 17% of the authorized Series C, to the Executive, subject to vesting, acceleration and forfeiture, pursuant to the terms and conditions of the Restricted Stock Award Agreement.
On April 12, 2019, Rokk3r Ai entered into a Stock Purchase Agreement (“SPA”) with a non-affiliated party, Rokk3r Ops and the Executive (the “Purchasers”) for sale of additional equity.Pursuant to the SPA, Rokk3r Ai:

•
sold shares to the Executive consisting of (i) 853,334 shares of Rokk3r Ai common stock at a purchase price of $0.0001 per share, for a total purchase price of $85.33; (ii) one share of Rokk3r Ai Series B Preferred Stock (“Series B”) at a purchase price of $1.00, which represents 100% of the authorized Series B and has no voting rights; and (iii) 213,335 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, for a total purchase price of $21.33, which represents 8% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share and rights to elect one director to serve on the three member Board of Directors of Rokk3r Ai (collectively “Rokk3r Ai Shares”), for a total purchase price of $107.67.

•
sold shares to Rokk3r Ops consisting of (i) one share of Rokk3r Ai Series A Preferred Stock (“Series A”) at a purchase price of $1.00, which represents 100% of the authorized Series A and has one voting right per share and one voting right per total outstanding shares of all classes (common and preferred shares) and rights to elect two directors to serve on the three member Board of Directors of Rokk3r Ai; and (ii) 1,7500,000 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $175, which represents 66% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share, (collectively “Rokk3r Ai Shares”) for a total purchase price of $176.

•
sold to the non-affiliated party, 250,000 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $25, which represent 9% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share.

On May 2, 2019, Rokk3r Ops and a related party entered into a joinder agreement (“Agreement”) for sale of Rokk3r Ai equity. Pursuant to the Agreement, Rokk3r Ops sold to a related party; (i) 1,655,000 shares of Rokk3r Ai common stock at a sale price of $0.0001 per share, for a total saleprice of $165.50; and (ii) 413,750 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, for a total purchase price of $41.38, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share, (collectively “Rokk3r Ai Shares”) for a total purchase price of $206.88.

As a result of the above transactions, Rokk3r Ops’ ownership in Rokk3r Ai decreased from 100% to 50% and voting interest in Rokk3r Ai decreased from 100% to 75%, with Rokk3r Ops retaining control over Rokk3r Ai. The Company accounted the for sale of the non-controlling interest as an equity transaction in accordance with ASC 810 and no gain or loss was recognized in the accompanying unaudited condensed consolidated statement of operations. The Company presented the non-controlling interest as a separate component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 50% ownership and the allocation of income (loss) was adjusted to reflect the change in the non-controlling interest in the subsidiary from 12.5% to 50% as of June 30, 2019 (detailed below).

Non-controlling interest balance reconciliation:
Beginning balance, January 1, 2019	$—
Loss allocated to non-controlling interest for quarter ended March 31, 2019	(3,656)
Ending balance at March 31, 2019	(3,656)
Adjustment on loss allocated to non-controlling interest due to increase in non-controlling interest from 12.5% to 50%	(10,529)
Loss allocated to non-controlling interest for the quarter ended June 30, 2019	(8)
Ending balance at June 30, 2019	$(14,193)

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 6 – ACQUISITION OF BULLFROG VENTURES, LLC

On May 21, 2019 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Bullfrog Ventures LLC, a Florida limited liability company (“Bullfrog”), from its members pursuant to the terms and conditions of the Membership Interest Purchase Agreement entered into among the Company and the Bullfrog members on the Closing Date (the “Purchase Agreement”). Bullfrog is a Florida based consulting company with a focus on technologies related to the insurance industry.The Company acquired Bullfrog primarily for the knowledge and experience of its workforce and business model with the sole intent of bringing Bullfrog’s executives, and their business model under the Company’s newly created Insuretech division. On May 31, 2019 the Company entered into an employment agreement with two former members of Bullfrog (see Note 12).

Pursuant to the Purchase Agreement, the Company issued 292,250 shares of the Company’s common stock and cash compensation of $10 in exchange for 1,100 shares of Bullfrog common stock, of which 940 were issued and outstanding, comprising 100% of the Bullfrog authorized shares. The 292,250 shares of the Company’s common stock were valued at $159,569, or $0.546 per share, which was the Volume Weighted Average Pricevalue of the Company’s common stock based on the trading price of the Company’s common stock thirty days preceding and including the trading price on the Acquisition Date.

The fair value of the assets acquired and liabilities assumed are based on management’s initial estimates of the fair values on May 21, 2019. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed on the Acquisition Date:

Assets acquired:
Cash	$22,938
Accounts receivable	6,500
Deposit	45
Intangible asset	160,760
Total assets acquired at fair value	190,243

Liabilities assumed:
Accrued expenses	30,664
Total liabilities assumed	30,664
Net asset acquired	$159,579

Purchase consideration paid:
Cash	$10
Common stock	159,569
Total purchase consideration paid	$159,579

The intangible asset assumed was recorded at its estimated fair value on the Acquisition Date and was inherently uncertain, subject to refinement, pending an independent valuation of the intangible asset acquired. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the date of acquisition. As a result, during the purchase price measurement period, which may be up to one year from the business Acquisition Date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible asset acquired. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

The Company records acquisition and transaction related expenses in the period in which they are incurred. During the three and six months ended June 30, 2019, acquisition related expenses primarily consisted of legal fees of approximately $12,800.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Bullfrog had occurred as of the beginning of the following periods:

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)

Net Revenues	$1,762,695	$2,928,515
Net Loss	$(667,257)	$(1,229,911)
Net Loss per Share	$(0.00)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 7– CONVERTIBLE PROMISSORY NOTE

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

During the year ended December 31, 2018, 750,000 shares of the Company’s common were issued, in addition to the 250,000 shares of common stock issued in 2017, pursuant to the Settlement Agreement and Firstfire Amendment. The Firstfire Note had no outstanding principal and interest as of June 30, 2019 and December 31, 2018. The shares of common stock comprising the Settlement Shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 8– SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 - Distinguishing Liabilities from Equity under “Redeemable Preferred Shares” (see Note 2).

During the year ended December 31, 2018, the Company sold 4,085,938 shares of the Series B Preferred for net proceeds of $2,615,000 or $0.64 per preferred share.

As of June 30, 2019 and December 31, 2018, 4,085,938 shares of Series B Preferred were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred during the year ended December 31, 2018 and $205,760 during the six months ended June 30, 2019, for an aggregate redemption premium of $310,178.

NOTE 9– STOCKHOLDERS’ EQUITY

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

As of June 30, 2019 and December 31, 2018, there were no outstanding shares of Series A Preferred stock.

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

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred as mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 - Distinguishing Liabilities from Equity under “Redeemable Preferred Shares” (see Note 2 and Note 8).

Common Stock

During the six months ended June 30, 2019, the Company issued:

•
45,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $28,800, to a non-affiliated party, in connection with the sale of non-controlling interest of a consolidated subsidiary and receipt of intangible assets (see Note 5).

Common Stock Issuable

During the six months ended June 30, 2019, the Company entered into agreements to issue:

•
50,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $32,000, to a consultant pursuant to a consulting agreement. The Company expensed the fair value of $32,000 as stock-based compensation.

•	292,250 shares of common stock of Rokk3r Inc., at fair value of $0.546 per share or $159,569, in connection with the acquisition of Bullfrog Venture, LLC (see Note 6).
•
an aggregate of 918,988 shares of common stock of Rokk3r Inc., at fair value of $0.70 per share or $643,292, to two executives pursuant to their employment agreements. These common shares vest equally over a four-year term with the first vesting tranche on May 31, 2020. The Company recognized $27,921 of stock based compensation expense related to these shares for the three and six months ended June 30, 2019 (see Note 12).

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and approved to reserve 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of June 30, 2019 and December 31, 2018, no equity instruments have been issued under the 2017 Omnibus Equity Compensation Plan.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of June 30, 2019 and December 31, 2018, no equity instruments have been issued under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of June 30, 2019 and December 31, 2018, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

NOTE 10– CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At June 30, 2019 and December 31, 2018, the Company had a cash balance of $881,181 and $2,297,902, respectively. The Company has not experienced any losses in such accounts through June 30, 2019.

Concentrations of Revenue

During the six months ended June 30, 2019, the Company had revenues of $2,857,676 of which 24% (related party) and12% were from two of the Company’s customers. During the six months ended June 30, 2018, the Company had revenue of $507,845 of which 36%, 18% and 12% were from three of the Company’s customers. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Concentrations of Accounts Receivables

During the six months ended June 30, 2019, the Company had net account receivablesfrom both related and unrelated parties of $1,027,206 of which 29% (related party) and 17% were from two of the Company’s customers. During the year ended December 31, 2018, the Company had net accounts receivables of $400,182 of which 42% was from a Company’s customer.

NOTE 11– RELATED-PARTY TRANSACTIONS

Due from Parent Company

Rokk3r Labsleases office space, from a third party, which it shares with the Company through a verbal agreement. The Company pays for the rent expense and accordingly allocates Rokk3r Lab’s their share of the expense. During the six months ended June 30, 2019, the Company advanced Rokk3r Labs, its controlling shareholder, $41,986primarily for their share of the office lease. The advances are non-interest bearing and are payable on demand. At June 30, 2019 and December 31, 2018, the Company had $117,124 and $75,138 due from Rokk3r Labs, respectively.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Collaboration Agreement – Parent Company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three and six months ended June 30, 2019, the Company recorded and $819,167 and $1,412,238 of consulting fees – parent, respectively, in connection with the Collaboration Agreement. In connection with the Collaboration Agreement, during the three and six months ended June 30, 2018, the Company recorded $750,000 and $1,500,000 of consulting fees – parent, respectively, and $250,000 of prepaid expense – related party in connection with the Collaboration Agreement.

Trademark License Agreement – Parent Company

On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs. Pursuant to which, Rokk3r Labs granted the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019. The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement, the Company shall pay an annual fee of $120,000, payable on the anniversary of the effective date of the agreement. During the three and six months ended June 30, 2019, the Company recorded $30,000 and $60,000 of license fee expense, respectively.As of June 30, 2019, $15,000 of the license fee was accrued under accrued expense – related party, in the unaudited condensed consolidated balance sheet, in connection with the Trademark License Agreement.

Consulting Services Agreement

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within Ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. The $250,000 payment was recorded as prepaid expense – related party in the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. As of June 30, 2019, no service had been performed under the consulting agreement.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The SPA includes customary representations, warranties and covenants by the Company and EXO and customary closing conditions. As of June 30, 2019, no shares of common stock had been issued in connection with the SPA. In July 2019, the Company issued the 5,000,000common shares (see Note 13).

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

Upon the occurrence of the termination of the Safe-T Agreement pursuant to the 24-month expiration EXO will have to deliver to the Company either the Purchaser Shares, cash in an amount equal to the Purchase Amount or an amount of equity in EXO equal to the Purchase Amount.

Pursuant to the Safe-T Agreement, the Company agreed that if Tokens are issued to the Company pursuant to the Safe-T Agreement, that the Company would not transfer 50% of such Tokens for a period of 12 months from the issuance of the Tokens.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and EXO. As of June 30, 2019, the Company had not received any proceeds or issued shares in connection with the Safe-T Agreement (see Note 13).

Rokk3r Flamingo, Inc.

In accordance to ASC 323-10-35-20, during the six months ended June 30, 2019, Rokk3r Ops’ share of the Rokk3r Flamingo’s net loss was $19,736, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Rokk3r Flamingo, which was $350, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations to Rokk3r Flamingo and has not otherwise committed to further financial support for Rokk3r Flamingo. The Company will resume such application after its share of the Rokk3r Flamingo net income equals its share of the net loss in Rokk3r Flamingo not recognized during the period the equity method was suspended (see Note 4).

Ai Venture Builder, Inc.

During the three and six months ended June 30, 2019, Rokk3r Ops provided services to Ai VB in the amount of $450,000 and $700,000, respectively, which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 4).

In accordance to ASC 323-10-35-20, during the six months ended June 30, 2019, Rokk3r Ops’ share of the Ai VB’s net loss was $350,000, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Ai VB, which was $151, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations of Ai VB and is not otherwise committed to further financial support for Ai VB. The Company will resume such application after its share of the Ai VB net income equals its share of the net loss in Ai VB not recognized during the period the equity method was suspended (see Note 4).

B3riblock, Inc

During the three and six months ended June 30, 2019, Rokk3r Ops provided services B3riblock in the amount of $15,484 and $19,396, respectively, which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850. As of June 30, 2019, $19,396 of these services remain unpaid and is included in the account receivable – related parties balance (see Note 4).

In accordance to ASC 323-10-35-20, during the six months ended June 30, 2019, Rokk3r Ops’ share of the B3riblock’snet loss was $19,371, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in B3riblock, which was $350, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations toB3riblock and has not otherwise committed to further financial support for B3riblock. The Company will resume such application after its share of the B3riblock net income equals its share of the net loss in B3riblock not recognized during the period the equity method was suspended (see Note 4).

Cargologik, Inc

During the three months ended June 30, 2019, Rokk3r Ops provided servicesto Cargologik in the amount of $14,135 which was recognized by Rokk3r Ops as revenue from related party in accordance with ASC 323 and ASC 850 (see Note 4).

In accordance to ASC 323-10-35-20, during the three months ended June 30, 2019, Rokk3r Ops’ share of the Cargologik’s net loss was $7,068, however, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Cargologik, which was $50, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations of Cargologik and is not otherwise committed to further financial support for Cargologik. The Company will resume such application after its share of the Cargologik net income equals its share of the net loss in Cargologik not recognized during the period the equity method was suspended (see Note 4).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On May 31, 2019, the Company entered into an employment agreement with an Executive, effective of as May 31, 2019, to serve as a Managing Director of the Company’s Insuretech division (see Note 6). The Executive’s employment agreement shall end on the earlier of (i) the fourth anniversary of the effective date; or (ii) upon termination of the Executive’s employment as defined in the employment agreement. The employment agreement shall renew automatically for one year unless a written notice of termination is provided thirty days prior to the automatic renewal date. The employment agreement provides for a base salary and other fringe benefits as well bonuses and share award detailed below:

(i)
Incentive Bonus. In addition to Base Salary, the Executive will have the opportunity to earn and be paid an incentive of up to an additional 50% of his annual salary based on the annual targets defined by the Supervisor and effective after the first $500,000 in Insurtech division revenues.

(ii)
Share Award. On the effective date, the Company granted to the Executive, 510,549 shares of the Company’s common stock (“Restricted Stock”) pursuant to the terms and conditions of a Restricted Stock Award Agreement (the “RSA”) between the Company and the Executive (see Note 9).

On May 31, 2019, the Company entered into an employment agreement with an Executive, effective of as May 31, 2019, to serve as a Managing Director of the Company’s Insuretech division (see Note 6). The Executive’semployment agreement shall end on the earlier of (i) the fourth anniversary of the effective date; or (ii) upon termination of the Executive’s employment as defined in the employment agreement. The employment agreement shall renew automatically for one year unless a written notice of termination is provided thirty days prior to the automatic renewal date. The employment agreement provides for a base salary and other fringe benefits as well bonuses and share award detailed below:

(i)
Incentive Bonus. In addition to Base Salary, the Executive will have the opportunity to earn and be paid an incentive of up to an additional 50% of his annual salary based on the annual targets defined by the Supervisor and effective after the first $500,000 in Insurtech division revenues.

(ii)
Share Award. On the effective date, the Company granted to the Executive, 480,439 shares of the Company’s common stock (“Restricted Stock”) pursuant to the terms and conditions of a Restricted Stock Award Agreement (the “RSA”) between the Company and the Executive (see Note 9).

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Stock Purchase Agreement

On November 2, 2018, the Company entered into a SPA with EXO which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company. Pursuant to the SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into the Safe-T Agreement as discussed above in Note 11. In July 2019, the Company issued the 5,000,000 shares (see Note 13).

Safe-T Agreement

On November 2, 2018, the Company and EXO which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, entered into the Safe-T Agreement. Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of Tokens to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed above in Note 11.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 13– SUBSEQUENT EVENTS

In July 2019, the Company issued the 5,000,000 shares of the Company’s commons stock, to a related party, pursuant to the Safe-T agreement as discussed in Notes 11 and 12.If the terms and conditions of the Safe-T agreement are not met within the time frame as defined of such agreement, then the 5,000,000 shares of the Company’s commons stock shall be returned to the Company pursuant to the Safe-T agreement. These contingent shares are not considered outstanding and are not included in basic EPS or as potentially dilutive shares in calculating the diluted EPS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

Forward-Looking Statements
The information herein contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Overview

Rokk3r, Inc. (the “Company,” “Rokk3r,” “we,” “us” and “our”) is a leading technology and services company, providing a range of solutions in business strategy (which we refer to as “Think Phase”), technology development (referred to as “Cobuild”), and growth (referred to as “Scale”) services. Rokk3r seeks to transform industries and companies, as well as to create new ones, combining deep entrepreneurial experience and specialized skills across industries and business functions with a geographic focus in the U.S. and in emerging markets, initially in Latin America. Rokk3r’s combination of world-class strategy and execution sets it apart from traditional consulting companies. We believe that our deep knowledge of disruptive and exponential technologies, operations and new business and distribution models, can help our clients improve performance and achieve growth.

There are periods of time in human history that one can point to as being truly transformative, such as the advent of the Gutenberg press, exponential increases in computing power, andwidespread Internet access. Many of these periods share a common characteristic: increased access and information to wider societal groups. Currently, the availability of increased computing power and data storage, combined with decreasing costs has led to the simultaneous rise and proliferation of multiple exponential technologies, such as artificial intelligence (“AI”), augmented reality (“AR”), virtual reality (“VR”), data science, digital biology and biotech, nanotech, robotics and sensors. Development and enhancement of these technologies is spurring innovation in a way that we believe the world has never before witnessed. The technologies have significantly impacted multiple industries and changed our daily lives.

Compounding the impact of these technologies is the sheer number of people who are coming online. In 2017, Singularity Hub estimated that there were approximately three billion people connected to the Internet and estimated this number of grow to over six billion over the next five to 10 years. We believe this growth has given, and will continue to give, rise to a surplus of talent that for the first time has access to the same information at the same time regardless of geographic location, and increasingly, regardless of socioeconomic status. While we believe that the large number of hyperconnected personswill give rise to trillions of dollarsof online commerce, it also means there are significant numbers of people who are looking for their place in the new global economy. These people are tomorrow’s visionaries, designers, developers and creators. Companies and entrepreneurs can be witnesses to this change or they can participate in it by partnering with professionals like Rokk3r who seek to provide a full ecosystem for actionable innovation.

Rokk3r also provides flexibility in compensation arrangements. We can generate revenue through consulting fees or equity grants. Additionally, Rokk3r uses its portfolio of companies to further create value through revenue share agreements, exiting equity positions and the creation of new value propositions.

Rokk3r offers a wide experience in exponential innovation, with over 200 projects developed to date. In addition, we provide a one-stop shop, assisting clients through the Think Phase, Cobuild, and Scale, reducing the time of execution of the projects significantly. As of June 30, 2019, we were engaged by 19 companies in the Think Phase, 5 companies in Cobuild, and 9 companies in Scale. Since 2014, we have worked with entrepreneurs to build over 40 companies.

Recent Developments

In the first quarter of 2019, Rokk3r introduced the Venture Builder model.  A Rokk3r Venture Builder is a structure with the mandate to solve problems specific to an industry vertical (i.e.,agriculture, fintech, etc.), geography (i.e., Latin America) or technology (i.e.,AI). We seek to create companies around these criteria by partnering with investors, family offices, and corporations that have broad experience in the particular industry or region at hand.

The first step of the Venture Builder is to run an initial phase of extensive research, analysis, and experiments (using the Think Phase methodology) to discover attractive value propositions that can become the foundation of new companies.  At the conclusion of this phase, we select the winners and seek to empower them with the right teams and resources to increase the chances of success at an early stage (through our Cobuild process). Each Venture Builder has its own board of advisors that seek to open the right doors when navigating new industries and markets.  Therefore, each Venture Builder is a set of self-contained Think Phases (4-8 depending on the size of the Venture Builder) that result in a number of Cobuilds (2-4 depending on the investment amounts).  We believe that these efforts will eventually generate new companies that reflect the equity split of the Venture Builder itself.

Throughout 2019, the Company has been investing heavily in strengthening its management team with the hiring of a new Chief Marketing Officer and two insurance industry veterans to lead the newly formed Insurtech Division.

During the six months ended June 30, 2019, we worked on a total of 19 Think Phases, compared to 12 Think Phases for the entirety of 2018. As a result of increased quality and more comprehensive engagements, the average revenue per Think Phase has increased by 19% year-over-year. During 2019,we have been able to convert three of these Think Phases into Cobuild projects, with two more under negotiation.The Company also closed two new Scale contracts during 2019, which served to replace one Scale contract completed at the end of 2018.

2019 year-to-date contracted bookings are over $12 million, of which we expect over $8 million to be recognized as revenue in 2019. This would represent a growth of 247% compared to the $2,301,939 of reported revenue for the entirety of 2018.However, there can be no assurance that the foregoing will occur as planned.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $1,718,756 and $507,845 for the three months ended June 30, 2019 and 2018, respectively, of which $483,531 of the 2019 revenue was from a related party. The 238% increase in revenues reflects the growth of our revenue-producing activities,such as providing strategicconsulting services (Think, Cobuild, and Scale) and launching our Venture Builder model.

The Company generated revenues of $2,857,676 and $507,845for the sixmonths ended June 30, 2019 and 2018, respectively, of which $733,531 of the 2019 revenue was from a related party. The463% increase in revenues reflects the commencement and growth of our revenue-producing activities, such as providing strategicconsulting services (Think, Cobuild, and Scale) and launching our Venture Builder model.

Operating Expenses

We incurred operating expenses in the amount of $2,362,609 and $4,018,461 for the three and six months ended June 30, 2019, respectively, compared to $1,477,593 and $2,385,871 for the three and six months ended June 30, 2018, respectively, representing an increase of $885,016, or 60%, and $1,632,590, or 68%, respectively.  The increase in operating expenses is the result of the costs associated with our increase in revenue generating activities (Think, Cobuild, and Scale services).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Consulting fees - parent	$819,167	$750,000	$1,412,238	$1,500,000
Consulting fees - other	139,704	—	266,678	—
Compensation expense	379,718	57,306	638,702	57,306
Contract labor	489,029	138,839	882,546	138,839
Legal expense	140,597	75,926	265,170	219,073
Professional fees	61,630	339,665	117,311	333,897
Bad debt (recovery) expense	13,380	—	(94,399)	—
General and administrative expenses	279,104	118,857	461,035	136,756
Impairment of intangible asset	40,280	—	69,180	—
Total	$2,362,609	$1,477,593	$4,018,461	$2,385,871

Consulting Fees

For the three months ended June 30, 2019, total consulting fees increased by $208,871, or 128%, as compared to the three months ended June 30, 2018. The increase was attributed to additional third-party consultants in 2019.

For the sixmonths ended June 30, 2019, total consulting fees increased by $178,916, or 112%, as compared to the six months ended June 30,2018. The increase was attributed to additional third-party consultants in 2019.

Compensation Expense

For the three months ended June 30, 2019, compensation expense increased by $322,412, or 563%, as compared to the three months ended June 30, 2018. The increase was attributed to an increase in stock-based compensation of $102,946 and an increase in salaries and benefits of $219,466 during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

For the six months ended June 30, 2019, compensation expense increased by $581,396 or 1,015% as compared to six months ended June 30, 2018. The increase was attributed to an increase in stock-based compensation of $177,878 and an increase in salaries and benefits of $403,518 during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The Company had no compensation expenses for the first 5 months of 2018.

Contract Labor

For the three months ended June 30, 2019, contract labor increased by $350,190, or 563%, as compared to the three months ended June 30, 2018. The increase was attributed to increase in revenue producing activities in 2019 as compared to 2018.  Rokk3r utilizes a staff on demand model to conduct a large portion of its Think Phase, Cobuild, and Scale delivery. The increase in expense year-over-year is directly attributable to the increase in our revenue-generating activities (Think Phase, Cobuild, Scales and Venture Builder projects). Expenses are expected to continue to grow for the remainder of 2019 as a result of increasing consulting revenue, team and portfolio.

For the six months ended June 30, 2019, contract labor increased by $743,707, or 536%, as compared to the six months ended June 30, 2018. The increase was attributed to increase in revenue producing activities in 2019 as compared to 2018. The increase in expense year-over-year is directly attributable to the increase in our revenue-generating activities (Think Phase, Cobuild, Scales and Venture Builder projects). Expenses are expected to continue to grow for the remainder of 2019 as a result of increasing consulting revenue, team and portfolio.

Legal Expense and Professional Fees

For the three months ended June 30, 2019, legal and professional fees decreased by $213,364, or 51%, as compared to the three months ended June 30, 2018. The decrease was attributed to business development of the Company and its subsidiaries in 2018.

For the six months ended June 30, 2019, legal and professional fees decreasedby 170,489, or 31%, as compared to the six months ended June 30, 2018. The decrease was attributed to business development of the Company and its subsidiaries in 2018.

Bad Debt (Recovery) Expense

For the three months ended June 30, 2019, bad debt expense increased by $13,380, or 100%, as compared to the three months ended June 30, 2018. The increase was attributed to the write off ofuncollectible account receivables related to one of the Company’s customers.

For the six months ended June 30, 2019, bad debt (recovery) increased by $(94,399), or 100%, as compared to the six months ended June 30, 2018. The increase was attributed to the recovery of previously written off uncollectible account receivables related to one of the Company’s customers.

General and Administrative Expenses

For the three months ended June 30, 2019, general and administrative expenses increased by $163,247, or 141%, as compared to the three months ended June 30, 2018. The increase was attributed to increase in revenue producing activities and business development in 2019 compared to 2018.

For the six months ended June 30, 2019, general and administrative expenses increased by $324,279, or 237%, as compared to the six months ended June 30, 2018. The increase was attributed to increase in revenue producing activities and business development in 2019 compared to 2018.

Impairment of Intangible Asset

For three months ended June 30, 2019, impairment of intangible asset increased by $40,280 or 100% as compared to three months ended June 30, 2018. The increase was attributed to the impairment of the cost of investment in digital currencies acquired in 2019.

For six months ended June 30, 2019, impairment of intangible asset increased by $69,180 or 100% as compared to six months ended June 30, 2018. The increase was attributed to the $28,900 impairment of the carrying balance of the intangible asset acquired in connection to the sale of non-controlling interest in a consolidated subsidiary and $40,280 of the cost of investment in digital currencies acquired in 2019.

Other Expenses

We incurred other income for the three months ended June 30, 2019 in the amount of $1,032 compared to other (expenses)of $(16,620) for the three months ended June 30, 2018, representing a changeof $17,652, or 106%. The changewas primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

We incurred other expenses for the six months ended June 30, 2019 in the amount of $372 compared $32,659 for the six months ended June 30, 2018, representing a decrease of $32,287, or 99%. The decrease was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

Net Loss

We incurred a net loss for the three months ended June 30, 2019 in the amount of $642,821, or $(0.01) per basic and diluted common share, compared to net loss of $986,368, or $(0.01) per basic and diluted common share, for the three months ended June 30, 2018, representing a change of $343,547, or 35%, attributed to the changes discussed above.

We incurred a net loss for the six months ended June 30, 2019 in the amount of $1,161,157 or $(0.00) per basic and diluted common share, compared to net loss of $1,910,685 or $(0.02) per basic and diluted common share, for the six months ended June 30, 2018, representing a change of $749,528 or 39%, attributed to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $2,033,127 and cash of $881,181 as of June 30, 2019 and a working capital of $2,959,543 and cash of $2,297,902 as of December 31, 2018.

			Six Months Ended June 30, 2019
	June 30, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$2,359,368	$3,217,175	$(857,807)	27%
Total current liabilities	(326,241)	(257,632)	(68,609)	27%
Working capital:	$2,033,127	$2,959,543	$(926,416)	31%

The decrease in working capital was primarily attributable to an increase in current assets of $857,807 and an increase in current liabilities of $68,609.

Cash Flows

Changes in our cash balance are summarized as follows:

	SixMonths Ended June 30,
	2019	2018

Cash used in operating activities	$(1,290,605)	$(2,088,807)
Cash used in investing activities	(126,116)	(8,711)
Cash provided by financing activities	—	3,730,570
Net increase (decrease) in cash	$(1,416,721)	$1,633,052

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $1,290,605 for the sixmonths ended June 30, 2019 as compared to $2,088,807 for the six months ended June 30, 2018, a decrease of $798,202.

•
Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of $1,161,157 adjusted for the add-back on non-cash items such as depreciation expense of $2,815, stock-based compensation expense of $177,925, stock-based compensation for consulting services of $32,000, bad debt recovery of $(94,299), impairment loss of $69,180, loss on equity investment of $852, changes in operating asset of $(355,856) and changes in operating liability of $37,935.

•
Net cash flow used in operating activities for the six months ended June 30, 2018 primarily reflected a net loss of $1,910,685 adjusted for the add-back on non-cash items such as depreciation expense of $393, changes in operating asset of $(101,752) and changes in operating liability of $76,763.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $126,116 for the sixmonths ended June 30, 2019 as compared to $8,711for the six months ended June 30, 2018, representing an increase of $117,405.

•
Net cash flow used in investing activities for the six months ended June 30, 2019 was $126,116,attributed to the investment in digital currencies of $100,000, purchase of fixed assets of $6,048 and purchase of equity investments of $852, additional investment in a majority-owned subsidiary of $168 and due from parent company of $41,986 offset by cash acquired from acquisition of Bullfrog Ventures LLC of $22,938.

•	Net cash flow used in investing activities was six months ended June 30, 2018was $8,711 attributed purchase of fixed assets.

Cash Provided By Financing Activities

Net cash provided by financing activities for the sixmonths ended June 30, 2019 was $0 as compared to $3,730,570 during the six monthsended June 30, 2018, a decrease of $3,730,570. During the six months ended June 30, 2018, we received proceeds from the sale of our common stock of $3,735,380 offset by our advancesto the parent company of $4,810.

Although in the future we expect to have sufficient positive cash flow to finance our ongoing operations, as of June 30, 2019, wedo not have sufficient resources to effectuate all aspects of our business plan. We may have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that future operations will generate sufficient cash flow to finance our operations, or thatadditional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholder to provide or loan us funds to meet our working capital needs.

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2019, the Company had a net loss of $1,161,157 and net cash used in operations was $1,309,545, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Although in the future we expect to have sufficient positive cash flow to finance our ongoing operations, as of June 30, 2019, managementcannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2019, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates. Significant estimates for the sixmonths ended June 30, 2019 and year ended December 31, 2018, include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2019, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

1.
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

2.	We did not maintain appropriate segregation of duties. As of June 30, 2019, the Company did not require dual signature on the Company’s bank accounts.

3.	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4.	The Company does not have well-established procedures to authorize and approve related party transactions.

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

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended June 30, 2019, were previously disclosed in a Current Report on Form 8-K.

•
During the three months ended June 30, 2019, the Company entered into an agreement to issue 292,250 shares of common stock of Rokk3r Inc., at fair value of $0.546 per share or $159,569, in connection with the acquisition of Bullfrog Venture, LLC.

•
During the three months ended June 30, 2019, the Company entered into an agreement to issue 510,549 shares of common stock of Rokk3r Inc., at fair value of $0.70 per share or $357,384, to an executive pursuant to an employment agreement.

•
During the three months ended June 30, 2019, the Company entered into an agreement to issue 408,439 shares of common stock of Rokk3r Inc., at fair value of $0.70 per share or $357,384, to an executive pursuant to an employment agreement.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

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

Rokk3r Inc.

Date: August 26, 2019	By:	/s/ Nabyl Charania
Nabyl Charania President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)