Form 10-Q
period 2019-09-30
Rokk3r Inc.
filed 2019-11-19
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,834,926 Shares of Common Stock, par value $0.0001 per share as of November 13, 2019.

ROKK3R INC. AND SUBSIDIARIES

Form 10-Q
September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$676,875	$2,297,902
Accounts receivable, net	670,556	400,182
Prepaid expenses - related party	250,000	425,000
Prepaid expenses	28,299	18,953
Other receivable	11,142	-
Due from parent company	98,908	75,138
Investment in digital currencies	10,842	-

Total Current Assets	1,746,622	3,217,175

Furniture and equipment, net	24,418	19,015
Intangible assets	160,760	-
Investment in Rokk3r Labs LLC (parent) - cost method	1,000,000	1,000,000
Investment - equity method	100	-

Total Assets	$2,931,900	$4,236,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$445,597	192,225
Accrued expenses	304,316	18,407
Accrued expenses - related party	45,000	15,000
Due to related party	10	-
Contract liability	40,000	20,000
Notes payable	12,000	12,000

Total Current Liabilities	846,923	257,632

Redeemable Series B Convertible Preferred stock - $0.0001 par value; 4,687,500 shares authorized; 4,085,938 issued and
outstanding at September 30, 2019 and December 31, 2018 (liquidation preference of $3,029,764 and $2,719,419, respectively)	3,029,764	2,719,419

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000
authorized; $0.0001 par value; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 106,764,355 and 101,427,105 shares issued and
outstanding at September 30, 2019 and December 31, 2018	10,676	10,143
Common stock issuable; 1,968,988 and 1,000,000 shares issuable at September 30, 2019 and December 31, 2018, respectively	197	100
Additional paid in capital	77,259,775	76,217,441
Accumulated deficit	(78,304,430)	(74,968,545)
Total Rokk3r, Inc Stockholders' Equity (Deficit)	(1,033,782)	1,259,139
Non-controlling interest in consolidated subsidiary and VIE (Note 5)	88,995	-

Total Stockholders' Equity (Deficit)	(944,787)	1,259,139

Total Liabilities and Stockholders' Equity (Deficit)	$2,931,900	$4,236,190

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$925,856	$584,324	$3,050,001	1,092,169

Operating Expenses:
Consulting fees - parent	719,950	625,000	2,132,188	2,125,000
Consulting fees - other	54,640	147,958	321,318	367,878
Compensation expense	490,654	185,032	1,129,310	242,338
Contract labor	653,914	315,696	1,536,460	454,536
Legal expense	125,219	81,131	390,389	300,204
Professional fees	72,952	69,715	190,262	183,692
Bad debt (recovery) expense	67,145	-	(27,254)	-
General and administrative expenses	250,347	105,445	711,705	242,198
Impairment losses	48,878	-	118,058	-

Total Operating Expenses	2,483,699	1,529,977	6,502,436	3,915,846

Loss from Operations	(1,557,843)	(945,653)	(3,452,435)	(2,823,677)

Other Income (Expense)
Interest income (expense), net	-	(7,789)	2,736	(40,448)
Other income (expense), net	933	(427)	(1,322)	(427)
Loss on equity method investments	-	-	(350)	-
Total Other Income (Expense), net	933	(8,216)	1,064	(40,875)

Loss Before Provision for Income Taxes	(1,556,910)	(953,869)	(3,451,371)	(2,864,552)

Provision for income taxes	-	-	-	-

Net Loss	(1,556,910)	(953,869)	(3,451,371)	(2,864,552)

Series B Preferred stock redemption premium	(104,585)	-	(310,345)	-

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	(1,661,495)	(953,869)	(3,761,716)	(2,864,552)

Less Net Loss Allocated to Non-controlling Interest in Consolidated Subsidiary and VIE	(42,328)	-	(425,831)	-

Net Loss Applicable to Rokk3r, Inc Common Stockholders	$(1,619,168)	$(953,869)	$(3,335,885)	$(2,864,552)

Net Loss per Share of Common Stock Outstanding:
Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted-Average Number of Shares Outstanding:
Basic and Diluted	103,733,343	101,082,850	103,060,085	98,851,573

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2018 and 2019
(Unaudited)

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balance at December 31, 2018	-	$-	101,427,105	$10,143	1,000,000	$100	$76,217,441	$(74,968,545)	$-	$1,259,139

Common stock issued to consultants for services	-	-	-	-	50,000	5	31,995	-	-	32,000

Stock-based compensation	-	-	-	-	-	-	74,979	-	-	74,979

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(102,312)	-	(102,312)

Issuance of common stock for intangible assets	-	-	45,000	4	-	-	25,283		3,613	28,900

Net loss	-	-	-	-	-	-	-	(643,441)	(128,656)	(772,097)

Balance at March 31, 2019	-	$-	101,472,105	$10,147	1,050,000	$105	$76,349,698	$(75,714,298)	$(125,043)	$520,609

Stock-based compensation	-	-	-	-	918,988	92	102,854	-	-	102,946

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(103,448)	-	(103,448)

Acquisition of Bullfrog Venture LLC	-	-	-	-	292,250	29	159,540	-	-	159,569

Sale of non-controlling VIE equity in subsidiaries	-	-	-	-	-	-	500,000	-	500,000	1,000,000

Adjustment to non-controlling interest	-	-	-	-	-	-	(10,602)	13,316	(2,103)	611

Net loss	-	-	-	-	-	-	-	(880,833)	(241,531)	(1,122,364)

Balance at June 30, 2019	-	$-	101,472,105	$10,147	2,261,238	$226	$77,101,490	$(76,685,263)	$131,323	$557,923

Stock-based compensation	-	-	-	-	-	-	158,785	-	-	158,785

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(104,585)	-	(104,585)

Issuance of common stock in connection with acquisition of Bullfrog Venture LLC	-	-	292,250	29	(292,250)	(29)	-	-	-	-

Issuance of common stock pursuant to an agreement (Note 11)	-	-	5,000,000	500	-	-	(500)	-	-	-

Net loss	-	-	-	-	-	-	-	(1,514,583)	(42,328)	(1,556,910)

Balance at September 30, 2019	-	$-	106,764,355	$10,676	1,968,988	$197	$77,259,775	$(78,304,430)	$88,995	$(944,787)

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balance at December 31, 2017	-	$-	94,828,287	$9,483	-	$-	$71,814,487	$(71,454,325)	$-	$369,645

Stock issued for cash	-	-	3,395,125	339	-	-	2,172,661	-	-	2,173,000

Net loss	-	-	-	-	-	-	-	(924,317)	-	(924,317)

Balance at March 31, 2018	-	$-	98,223,412	$9,822	-	$-	$73,987,148	$(72,378,642)	$-	$1,618,328

Stock issued for cash	-	-	2,441,407	245	-	-	1,562,135	-	-	1,562,380

Net loss	-	-	-	-	-	-	-	(986,366)	-	(986,366)

Balance at June 30, 2018	-	$-	100,664,819	$10,067	-	$-	$75,549,283	$(73,365,008)	$-	$2,194,342

Stock issued to consultants for services rendered or to be rendered	-	-	12,286	1	-	-	25,799	-	-	25,800

Common stock issued upon conversion of debt	-	-	750,000	75	-	-	482,473	-	-	482,548

Reclassification of note premium upon debt conversion	-	-	-	-	-	-	110,000	-	-	110,000

Net loss	-	-	-	-	-	-	-	(953,869)	-	(953,869)

Balance at September 30, 2018	-	$-	101,427,105	$10,143	-	$-	$76,167,555	$(74,318,877)	$-	$1,858,821

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,451,371)	$(2,864,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,672	853
Stock-based compensation	336,712	-
Common stock issued for compensation and consulting services	32,000	25,800
Bad debt recovery	(27,154)	-
Impairment losses	118,058	-
Loss on equity method investments	350	-
Change in operating assets and liabilities:
Accounts and other receivables	(247,862)	(360,315)
Accounts receivable - related parties	-	(41,499)
Prepaid expenses	(9,301)	(15,777)
Prepaid expenses - related party	175,000	(250,000)
Accounts payable	253,372	95,741
Contract liability	20,000	-
Accrued expenses	285,754	48,554
Net cash used in operating activities	(2,509,770)	(3,361,195)

Cash Flows from Investing Activities:
Investment in digital currencies	(100,000)	-
Cash acquired from acquisition of Bullfrog Venture LLC	22,938	-
Cash paid for equity method investments	(350)	-
Due from parent company	(23,770)	-
Purchases of property and equipment	(10,075)	(8,711)
Net cash used in investing activities	(111,257)	(8,711)

Cash Flows from Financing Activities:
Cash proceeds from sale of non-controlling VIE equity	1,000,000	-
Payments on parent advances	-	(16,492)
Cash proceeds from sale of common stock	-	3,735,380
Cash proceeds from sale of Series B Convertible Preferred stock	-	1,500,000
Net cash provided by financing activities	1,000,000	5,218,888

Change in Cash	(1,621,027)	1,848,982

Cash at beginning of period	2,297,902	-

Cash at end of period	$676,875	$1,848,982

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Common shares issued in connection with the purchase of intangible assets	$28,900	$-
Series B Preferred stock redemption premium	$310,345	$-
Stock issued for debt conversion	$-	$482,548
Reclassification of note premium upon conversion of debt	$-	$110,000

Net Assets Acquired in Acquisition:
Cash	$22,938	$-
Account receivable	6,500	-
Deposit	45	-
Intangible asset	160,760	-
Accrued expenses	(30,664)	-
Common stock issued in connection with the acquisition of Bullfrog Ventures, LLC	$159,579	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The following is a summary of the organization and business of Rokk3r, Inc and subsidiaries (“we”, “our”, “us”, or the "Company")

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
•
Rokk3r Ai Inc. (“Rokk3r Ai”), a company incorporated in Delaware on November 20, 2018 and a majority-owned subsidiary of Rokk3r Ops. As of September 30, 2019, Rokk3r Ai is not yet operational (see Note 5).

•	Bullfrog Ventures, LLC (“Bullfrog”), a company incorporated in Florida on May 20, 2016, was acquired by the Company on May 21, 2019 and is a wholly owned subsidiary of the Company (see Note 6).
•	ROKKCB10, Inc. (“ROKKCB10”), a company incorporated in Delaware on June 11, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of September 30, 2019, ROKKCB10 is not yet operational.
•	Termo VB, Inc. (“Termo VB”), a company incorporated in Delaware on June 20, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of September 30, 2019, Termo VB is not yet operational.
•	Tradera, Inc. (“Tradera”), a company incorporated in Delaware on August 14, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of September 30, 2019, ROKKCB10 is not yet operational.
•	ROKKCB11, Inc. (“ROKKCB11”), a company incorporated in Delaware on September 13, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of September 30, 2019, ROKKCB10 is not yet operational.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries, majority-owned subsidiary, which are inactive as of September 30, 2019, except Rokk3r Ops and Bullfrog, and variable interest entities (“VIE”) for which the Company has been determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The Company consolidates its subsidiaries that are wholly-owned, majority owned, and entities that are variable interest entities where Rokk3r Ops is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of: Rokk3r Inc, Rokk3r Ops, Rokk3r Ai, Bullfrog, ROKKCB10, Termo VB, Tradera, Ai VB, B3riblock and Cargologik (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

In accordance with ASC 810-10-25-22, a VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Rokk3r Ops determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for Rokk3r Ops or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of Rokk3r Ops and the other interests. Rokk3r Ops reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. Rokk3r Ops analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

Ai Venture Builder, Inc. (“Ai VB”), B3riblock, Inc. (“B3riblock”) and Cargologik, Inc. (“Cargologik”) are entities which were determined to be VIEs, in accordance with ASC 810-10-25-22, under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties. Rokk3r Ops is the primary beneficiary of these VIEs because it is the sole service provider (some through service agreements) which gives the Rokk3r Ops the rights to receive (and has received) the proceeds from the VIE operation. The consolidated VIEs have non-controlling interests (see Note 5) and the Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

Non-Controlling Interest

Majority-owned subsidiary:

On February 11, 2019, Rokk3r Ai sold 12.5% common stock of Rokk3r Ai to an investor. As a result of these transactions, Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5% as of March 31, 2019.

On April 12, 2019, Rokk3r Ai sold additional equity which resulted in a further decrease of Rokk3r Ops’ equity ownership in Rokk3r Ai down to 50% and its voting interest down to 75%, with Rokk3r Ops retaining control over Rokk3r Ai. The allocation of income (loss) to non-controlling interest was adjusted to reflect the change in the non-controlling interest in the subsidiary from 12.5% to 50% as of September 30, 2019 (see Note 5).

Variable interest entities:

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) with Ai Venture Builder, Inc. (“Ai VB”), to purchase equity in Ai VB which gave Rokk3r Ops a 50% equity ownership (see Note 5).

On October 15, 2018, B3riblock was incorporated, as a wholly-owned subsidiary of Rokk3r Ops and its investment in B3riblock was consolidated during the quarter ended March 31, 2019. On June 5, 2019, B3riblock sold 60% equity ownership to a third-party investor which reduced Rokk3r Ops equity ownership form 100% down to 40% (see Note 5).

On May 3, 2019, Cargologik was incorporated, as a wholly-owned subsidiary of Rokk3r Ops. On May 28, 2019, Cargologik sold 50% equity ownership to a third-party investor which reduced Rokk3r Ops equity ownership form 100% down to 50% (see Note 5).

The Company presented non-controlling interest from the majority-owned subsidiary and VIEs as a component of equity on the Company’s unaudited condensed consolidated balance sheets under “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIE” in the unaudited condensed consolidated statements of operations based on respective non-controlling interest ownership as of September 30, 2019.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2019 and year ended December 31, 2018 include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, the fair value of equity method investments and acquisitions, the fair value of intangible assets acquired, non-cash equity transactions and stock-based compensation.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2019 and December 31, 2018, respectively. The Company maintained its cash in various financial institutions during the nine months ended September 30, 2019. Balances were insured up to Federal Deposit Insurance Corporation limits.

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customer to make required payments. Any required allowance or direct write-offs is based on specific analysis of past due accounts and considers historical trends if write-offs. Past due is based on how recently payments have been received from customers. The Company’s collection experience has been favorable and does not believe that an allowance for bad debt is needed.

During the three and nine months ended September 30, 2019, the Company wrote-off $67,145 and $80,525, respectively, of account receivable deemed uncollectible.

During the nine months ended September 30, 2019, the Company recovered $107,779 of an account receivable written off in 2018 reducing the allowance for bad debt balance to $0. As of September 30, 2019, and December 31, 2018, the recorded allowance for bad debt were $0 and $148,982, respectively.

Investments in Digital Currencies

The Company believes that digital currencies meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. There are uncertainties related to the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, the Company believes that it must apply existing accounting standards in accounting for its investment in digital currencies. The Financial Accounting Standards Board (“FASB”) does not have a standard-setting project on digital currencies or other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which the Company believes that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies.

The Company’s digital currencies are accounted for as indefinite-lived intangible assets therefore are not subject to amortization. Instead, its tested for impairment annually and more frequently, if events or circumstances change that indicate that it’s more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognize decreases in the value of its digital currencies, and any increase in value will be recognized only upon disposition. The Company’s digital currencies are accounted for as an intangible asset, however it’s reflected as a current asset under “Digital currencies” in the accompanying condensed consolidated balance sheets because it is traded in a market and can be sold at any time. At September 30, 2019, the Company tested the digital currencies for impairment and concluded that it was impaired due to the decline of its level 2 fair value. During the three and nine months ended September 30, 2019, an impairment expense of $48,878 and $89,158, respectively, was recorded in connection with the impairment of the digital currencies.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

The carrying amounts reported in the balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued expenses, notes payable and amounts due from parent company approximate their fair market value based on the short-term maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Under ASC 325-20, cost method investments are recorded initially at historical cost. Dividends on cost method investments received as part of the investor’s share of net earnings of the investee after the date of investment (i.e., a return on investment) are recorded as income. However, the investment is reduced if dividends received are in excess of the investor’s share of investee earnings (i.e., a return of investment) after the date of investment (see Note 4). Cost method investments are assessed for other-than-temporary impairments under the provisions of ASC 320 and are adjusted accordingly. As of September 30, 2019, the cost method investment consists of a non-controlling 18.79% membership interest in our majority owner Rokk3r Labs (see Note 4). This has been presented as has a long-term asset on the accompanying condensed consolidated balance sheets.

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

In accordance with ASC 323-10-35-20 through 35-22, the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. An investor shall, however, provide for additional losses if the imminent return to profitable operations by an investee appears to be assured. For example, a material, nonrecurring loss of an isolated nature may reduce an investment below zero even though the underlying profitable operating pattern of an investee is unimpaired. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

Based on an impairment analysis, the Company did not record any impairment loss related to such investments during the three and nine months ended September 30, 2019 and 2018.

Impairment of Intangible Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2018, there were no impairment losses incurred. During the three and nine months ended September 30, 2019, the Company recorded an aggregate impairment loss of $48,878 and $118,058, respectively, of which $28,900 was related to the impairment of intangible assets in a subsidiary (see Note 5) and $89,158 was related to the impairment of digital currencies as discussed above under “Investments in Digital Currencies” during the nine months ended September 30, 2019. The impairment for the three months ended September 30, 2019 was related to the impairment of digital currencies.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Basic Loss per Common Share

Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to common stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following as of September 30, 2019 and 2018:

	September 30,
	2019	2018

Series B Preferred Stock	4,085,938	2,343,750
	4,085,938	2,343,750

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

Operating lease right-of-use assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations. As of September 30, 2019, the Company did not have any operating or capital leases.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Reclassifications

The Company segregated the compensation, legal and professional expense for the nine months ended September 30, 2019 into separate line items in the operating expense section of the accompanying unaudited condensed consolidated statement of operations and conformed the presentation of the same for the three and nine months ended September 30, 2018, for comparative presentation.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2019, the Company had a net loss of $3,451,371 and net cash used in operations was $2,509,770, respectively. As of September 30, 2019, the Company had an accumulated deficit of $78,304,430.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NOTE 4 – INVESTMENTS

Rokk3r Labs, LLC

On April 30, 2017, the Company completed a purchase of a non-controlling 18.72% membership interest in Rokk3r Labs for a purchase price of $1,000,000. Rokk3r Labs is a venture builder and operator of a ‘co-building’ platform for entrepreneurs, corporations and investors to create exponential startups.

In 2017, the Company became a majority-owned subsidiary of Rokk3r Labs and the Company kept its investment in Rokk3r Labs at cost of $1,000,000 which represents the cash purchase price. At September 30, 2019 and December 31, 2018, the Company’s cost method investment in Rokk3r Labs was $1,000,000 (see Note 2) which is classified as long-term asset on the accompanying condensed consolidated balance sheets.

Rokk3r Flamingo, Inc.

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), then a wholly owned subsidiary of Rokk3r Ops, sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operation. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At September 30, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323.

During the nine months ended September 30, 2019, Rokk3r Ops’ share of Rokk3r Flamingo’s net loss was $37,399. In accordance to ASC 323-10-35-20, Rokk3r Ops only recognized its share of the net loss equivalent to the basis in its investment in Rokk3r Flamingo, which was $350, and the Company discontinued applying the equity method since the investment is reduced to zero and Rokk3r Ops shall not provide for additional losses since Rokk3r Ops has not guaranteed obligations to Rokk3r Flamingo and has not otherwise committed to further financial support for Rokk3r Flamingo. The Company will resume such application after its share of the Rokk3r Flamingo net income equals its share of the net loss in Rokk3r Flamingo not recognized during the period the equity method was suspended (see Note 11).

NOTE 5 – NON-CONTROLLING INTEREST

Rokk3r Ai, Inc.

On February 11, 2019, Rokk3r Ai entered into a Stock Purchase Agreement (“SPA”) with a non-affiliated party, a Delaware limited liability company (the “Purchaser”), pursuant to which Rokk3r Ai sold (i) a 12.5% ownership interest or 1,000,000 shares of common stock (the “Rokk3r Ai Stock”) of Rokk3r Ai at par value of $0.0001 per share, for a total amount of $100, and (ii) 45,000 shares of common stock (the “Rokk Stock”) of the Company at fair value of $0.64 per share, for a total amount of $28,800. In exchange for the Rokk3r Ai Stock and Rokk Stock, Rokk3r Ai received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern (collectively, the “Intangible Assets”). The total fair value of consideration amounting to $28,900 was allocated to the Intangible Assets under Rokk3r Ai. At March 31, 2019, the Company performed an impairment test of the Intangible Assets and concluded based on the information available at that time, the carrying value of the Intangible Assets were impaired. An aggregate amount of $28,900, representing the full impairment of the Intangible Assets, was charged to impairment expense during the nine months ended September 30, 2019.

On April 12, 2019, Rokk3r Ai entered into an employment agreement with an Executive, effective as of April 12, 2019, to serve as Rokk3r Ai’s Chief Executive Officer. Pursuant to this employment agreement, Rokk3r Ai issued 1,813,332 shares of Rokk3r Ai common stock and 453,332 shares of Rokk3r Ai Series C Preferred Stock (“Series C”), representing 17% of the authorized Series C, to the Executive, subject to vesting, acceleration and forfeiture, pursuant to the terms and conditions of the Restricted Stock Award Agreement. Compensated expense for vested accruals was not significant during the three and nine monthe ended September 30, 2019.

On April 12, 2019, Rokk3r Ai entered into a Stock Purchase Agreement (“SPA”) with a non-affiliated party, Rokk3r Ops and the Executive (the “Purchasers”) for sale of additional equity. Pursuant to the SPA, Rokk3r Ai:

•
sold shares to the Executive consisting of (i) 853,334 shares of Rokk3r Ai common stock at a purchase price of $0.0001 per share, for a total purchase price of $85.33; (ii) one share of Rokk3r Ai Series B Preferred Stock (“Series B”) at a purchase price of $1.00, which represents 100% of the authorized Series B and has no voting rights; and (iii) 213,335 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, for a total purchase price of $21.33, which represents 8% of the authorized Series C, convertible into shares of Rokk3r Ai common stock in the ratio of one-to-one, has one voting right per share and rights to elect one director to serve on the three member Board of Directors of Rokk3r Ai (collectively “Rokk3r Ai Shares”), for a total purchase price of $107.67.

•
sold shares to Rokk3r Ops consisting of (i) one share of Rokk3r Ai Series A Preferred Stock (“Series A”) at a purchase price of $1.00, which represents 100% of the authorized Series A and has one voting right per share and one voting right per total outstanding shares of all classes (common and preferred shares) and rights to elect two directors to serve on the three member Board of Directors of Rokk3r Ai; and (ii) 1,7500,000 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $175, which represents 66% of the authorized Series C, convertible into shares of Rokk3r Ai common stock in the ratio of one-to-one, has one voting right per share, (collectively “Rokk3r Ai Shares”) for a total purchase price of $176.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

•
sold to the non-affiliated party, 250,000 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $25, which represent 9% of the authorized Series C, convertible into shares of Rokk3r Ai common stock in the ratio of one-to-one, has one voting right per share.

On May 2, 2019, Rokk3r Ops and a related party entered into a joinder agreement (“Agreement”) for sale of Rokk3r Ai equity. Pursuant to the Agreement, Rokk3r Ops sold to a related party; (i) 1,655,000 shares of Rokk3r Ai common stock at a sale price of $0.0001 per share, for a total sale price of $165.50; and (ii) 413,750 shares of Rokk3r Ai Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, for a total purchase price of $41.38, convertible into shares of Rokk3r Ai common stock in the ratio of one-to-one, has one voting right per share, (collectively “Rokk3r Ai Shares”) for a total purchase price of $206.88.

As a result of the above transactions, Rokk3r Ops’ ownership in Rokk3r Ai decreased from 100% to 50% and voting interest in Rokk3r Ai decreased from 100% to 75%, with Rokk3r Ops retaining control over Rokk3r Ai. The Company accounted the for sale of the non-controlling interest as an equity transaction in accordance with ASC 810 and no gain or loss was recognized in the accompanying unaudited condensed consolidated statement of operations. The Company presented the non-controlling interest as a separate component of equity on its unaudited condensed consolidated balance sheets under “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIE” in the unaudited condensed consolidated statements of operations based on its 50% ownership and the allocation of income (loss) was adjusted to reflect the change in the non-controlling interest in the subsidiary from 12.5% to 50% as of September 30, 2019.

Ai Venture Builder, Inc.

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement which was amended on May 14, 2019 (collectively the “Subscription Agreement”) with Ai Venture Builder, Inc. (“Ai VB”), a Delaware corporation incorporated on March 22, 2019.  In connection with the Subscription Agreement, the Company purchased founder shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at par value of $0.0001 per share; (ii) one share of Ai VB Series B Preferred Stock (“Series B Preferred”) at  $1.00 per share which represent 100% of the authorized Series B Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at par value of $0.0001 per share which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $151. The Ai VB Shares purchased gave Rokk3r Ops a 50% equity ownership in Ai VB. The Series B Preferred provided Rokk3r Ops power and rights to elect one director to serve on the three-member Board of Directors of Ai VB (the “Ai VB Board”).

On March 29, 2019, Ai VB entered into a Subscription Agreement with a non- affiliated investor (“Investor”) to purchase shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at $0.50 per share or $625,000; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $1.00 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at $0.50 per share, or $125,000, which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $750,001. The Ai VB Shares purchased gave the Investor a 50% equity ownership in Ai VB. The Series A Preferred gave the Investor power and rights to elect two directors to serve on the three-member Board of Directors of Ai VB Board. This sale of non-controlling interest resulted in an increase in additional paid in capital to Rokk3r Ops of $375,000. As of September 30, 2019, the Investor has only appointed one member of the Ai VB Board.

Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to; (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees and; (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted the non-affiliated investor significant influence over Ai VB.

In accordance with ASC 810-10-25-22 – Variable Interest Entity, Ai VB was determined to be a VIE under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investment in Ai VB may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of Ai VB because Rokk3r Ops is the sole service provider (through service agreements) which gives the Rokk3r Ops the rights to receive (and has received) all proceeds from Ai VB’s operation and capital contributions. The Company reassesses its initial evaluation of Ai VB as a VIE upon the occurrence of certain reconsideration events.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

During the three and nine months ended September 30, 2019, Rokk3r Ops provided services to Ai VB in the amount of $450,000 and $700,000, respectively, which were eliminated in consolidation in accordance with ASC 810. The effects of consolidating Ai Venture Builder, Inc. as of September 30, 2019 resulted in an increase in current assets of $50,151.

B3riblock, Inc.

On October 15, 2018, B3riblock, Inc. (“B3riblock”) was incorporated in the State of Delaware and issued 10,000 shares of its common stock, at per share par value of $0.001 to Rokk3r Ops making it a wholly owned subsidiary of Rokk3r Ops.

On June 5, 2019, B3riblock entered into a Stock Purchase Agreement (“SPA”) with Rokk3r Ops and a non-affiliated investor (“Investor”), a Columbian corporation, in order to raise capital and commence operations. Pursuant to the SPA, B3riblock sold shares to Rokk3r Ops consisting of; (i) 1,990,000 shares of B3riblock common stock at a purchase price of $0.0001 per share, total purchase amount of $199; (ii) one share of B3riblock Series A Preferred Stock (“Series A”) at a purchase price of $1.00, which represent 100% of the authorized Series A and has no voting rights; and (iii) 500,000 shares of B3riblock Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $50, which represents 40% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share and rights to elect one director to serve on the three member Board of Directors of B3riblock, (collectively “B3riblock Shares”), for a total purchase price of $250. The total B3riblock Shares purchased by Rokk3r Ops together with the 10,000 shares of B3riblock common stock already owned gave Rokk3r Ops 40% equity ownership in B3riblock.

In addition, pursuant to the SPA, B3riblock sold shares to an Investor consisting of; (i) 3,000,000 shares of B3riblock common stock at a purchase price of $0.0001 per share, total purchase amount of $300; (ii) one share of B3riblock Series B Preferred Stock (“Series B”) at a purchase price of $1.00, which represent 100% of the authorized Series B and has no voting rights; and (iii) 750,000 shares of B3riblock Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $75, which represents 60% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share and rights to elect two director to serve on the three member Board of Directors of B3riblock (“ B3riblock Board”), (collectively “B3riblock Shares”), for a total purchase price of $376. The total B3riblock Shares purchased gave the Investor 60% equity ownership in B3riblock.

In accordance with ASC 810-10-25-22 – Variable Interest Entity, B3riblock was determined to be a VIE under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investment in B3riblock may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of B3riblock because Rokk3r Ops is the sole service provider (through service agreements) which gives Rokk3r Ops the right to receive (and has received) the proceeds from B3riblock’s operation. The Company reassesses its initial evaluation of B3riblock as a VIE upon the occurrence of certain reconsideration events.

During the three and nine months ended September 30, 2019, Rokk3r Ops provided services to B3riblock in the amount of $2,764 and $22,160, respectively, which were eliminated in consolidation in accordance with ASC 810.

Cargologik, Inc.

On May 3, 2019, Cargologik, Inc (“Cargologik”) was incorporated in Delaware as a wholly owned subsidiary of Rokk3r Ops. On the date of incorporation, the Board of Directors of Cargologik (“Cargologik Board”) approved the sale of 500,000 shares of Cargologik common stock at par value of $0.0001 per share with total sale price of $50 to Rokk3r Ops.

On May 28, 2019, Cargologik entered into a Stock Purchase Agreement (“SPA”) with a non-affiliated party, a British Virgin Islands corporation. Pursuant to the SPA, the non-affiliated party, purchased 500,000 shares of Cargologik common stock at a purchase price of $0.50 per share, for a total purchase price of $250,000 (“Purchase Price”) of which 50% or $125,000 of the Purchase Price was paid in cash and a Promissory Note was issued by the non-affiliated party, for the remaining 50% balance of the Purchase Price. The Promissory Note matured on July 28, 2019 and was paid in full before the maturity date. This sale of non-controlling interest resulted in an increase in additional paid in capital to Rokk3r Ops of $125,000.

In accordance with ASC 810-10-25-22 – Variable Interest Entity, Cargologik was determined to be a VIE under Rokk3r Ops, because the initial equity investment in Cargologik may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of Cargologik because Rokk3r Ops is the sole service provider (through service agreements) which gave the Rokk3r Ops the rights to receive (and has received) the proceeds from Cargologik’s operation. The Company reassesses its initial evaluation of Cargologik as a VIE upon the occurrence of certain reconsideration events. The effects of consolidating Cargologik as of September 30, 2019 resulted in an increase in current assets of $186,825.

During the three and nine months ended September 30, 2019, Rokk3r Ops provided services to Cargologik in the amount of $81,134 and $95,269, respectively, which were eliminated in consolidation in accordance with ASC 810.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Non-controlling interest balance reconciliation:

Beginning balance, January 1, 2019	$—

Equity allocated to non-controlling interest for quarter ended March 31, 2019	3,613
Loss allocated to non-controlling interest for quarter ended March 31, 2019	(128,656)
Balance at March 31, 2019	$(125,043)

Equity allocated to non-controlling interest for quarter ended June 30, 2019	511,213
Adjustment on loss allocated to non-controlling interest due to increase in non-controlling interest (Rokker Ai)	(13,316)
Loss allocated to non-controlling interest for the quarter ended June 30, 2019	(241,531)
Balance at June 30, 2019	$131,323

Loss allocated to non-controlling interest for the quarter ended September 30, 2019	(42,328)
Balance at September 30, 2019	$88,995

NOTE 6 – ACQUISITION OF BULLFROG VENTURES, LLC

On May 21, 2019 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Bullfrog Ventures LLC, a Florida limited liability company (“Bullfrog”), from its members pursuant to the terms and conditions of the Membership Interest Purchase Agreement entered into among the Company and the Bullfrog members on the Closing Date (the “Purchase Agreement”). Bullfrog is a Florida based consulting company with a focus on technologies related to the insurance industry. The Company acquired Bullfrog primarily for the knowledge and experience of its workforce and business model with the sole intent of bringing Bullfrog’s executives, and their business model under the Company’s newly created Insurtech division. On May 31, 2019 the Company entered into an employment agreement with two former members of Bullfrog (see Note 12).

Pursuant to the Purchase Agreement, the Company issued 292,250 shares of the Company’s common stock and cash compensation of $10 in exchange for 1,100 shares of Bullfrog common stock, of which 940 were issued and outstanding, comprising 100% of the Bullfrog authorized shares. The 292,250 shares of the Company’s common stock were valued at $159,569, or $0.546 per share, which was the Volume Weighted Average Price value of the Company’s common stock based on the trading price of the Company’s common stock thirty days preceding and including the trading price on the Acquisition Date.

The fair value of the assets acquired and liabilities assumed are based on management’s initial estimates of the fair values on May 21, 2019. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed on the Acquisition Date:

Assets acquired:
Cash	$22,938
Accounts receivable	6,500
Deposit	45
Intangible asset	160,760
Total assets acquired at fair value	$190,243

Liabilities assumed:
Accrued expenses	$30,664
Total liabilities assumed	30,664

Net asset acquired	$159,579

Purchase consideration paid:
Cash	$10
Common stock	159,569
Total purchase consideration paid	$159,579

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

The Company records acquisition and transaction related expenses in the period in which they are incurred. During the nine months ended September 30, 2019, acquisition related expenses primarily consisted of legal fees of approximately $12,800.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Bullfrog had occurred as of the beginning of the period:

Nine Months Ended September 30, 2019
(Unaudited)

Net Revenues	$3,120,940
Net Loss	$(3,520,125)
Net Loss per Share	$(0.03)

Pro-forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE

On April 27, 2017, the Company entered into Securities Purchase Agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the sale of a convertible promissory note in the aggregate principal amount of $330,000 (the “Firstfire Note”). On April 27, 2017, in connection with the Firstfire Note, the Company issued Firstfire 250,000 shares of its common stock as additional consideration for the purchase of the Firstfire Note. On November 15, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Firstfire, pursuant to which the Company agreed to issue common stock to Firstfire in exchange for the settlement of $330,000 for the principal amount of the promissory note issued by the Company to Firstfire on Firstfire Note, plus $100,000 (the “Settlement Amount”) as provided for in the Firstfire Note.

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
SEPTEMBER 30, 2019
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

During the year ended December 31, 2018, 750,000 shares of the Company’s common were issued, in addition to the 250,000 shares of common stock issued in 2017, pursuant to the Settlement Agreement and Firstfire Amendment. The Firstfire Note had no outstanding principal and interest as of September 30, 2019 and December 31, 2018. The shares of common stock comprising the Settlement Shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(10) of the Securities Act.

NOTE 8 – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 26, 2018, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which, at closing, the Company agreed to issue and sell to that investor up to 4,687,500 shares of its Series B Convertible Preferred Stock, $0.0001 par value (“Series B Preferred”) at a price of $0.64 per share for an aggregate of $3,000,000. An aggregate of 3,906,250 shares were issued and sold in five monthly tranches of at least 781,250 shares ($500,000) each, which commenced on July 27, 2018, the initial closing date, for an aggregate of $2,500,000. After the earlier of the four-month period after the initial closing date or the sale of 3,906,250 shares and not later than six months after the date of the initial closing, the investor may, but shall not be obligated to, purchase from the Company in a single closing, up to an additional 781,250 shares, not previously sold and never to exceed the number of Series B Preferred, at a price of $0.64 per share.

In connection with the Company’s obligations under the Stock Purchase Agreement, the Company and its parent, Rokk3r Labs, entered into a Security and Pledge Agreement. Pursuant to the terms of this agreement, Rokk3r Labs pledged as collateral security for the payment, performance and observance of all of the Company’s obligations under Security and Pledge Agreement, the Stock Purchase Agreement, the Investor Rights Agreement, and the Series B Preferred, securities owned by Rokk3r Labs (the “Collateral”). Rokk3r Labs may transfer any of its interests in the Collateral so long as the Company or Rokk3r Labs, at their option, (i) add the proceeds of such transfer to the Collateral or (ii) promptly pledge a first priority security interest in one or more securities identified in the Security and Pledge Agreement that have an aggregate value equal to or greater than the value of such proceeds, provided, however, (x) no replacement collateral shall be required unless the aggregate value of the then-remaining Collateral decreases below an amount that is equal to three (3) times the amount invested and (y) any such reserve equity interests used as replacement collateral shall be subject to the investor’s prior approval (not to be unreasonably withheld or delayed).

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
SEPTEMBER 30, 2019
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

The information, observer, inspection and advisory board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements of Section 12(g) or 15(d) of the Exchange Act or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first. None of these events occured as of the date of this report.

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

As of September 30, 2019, and December 31, 2018, 4,085,938 shares of Series B Preferred were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred during the year ended December 31, 2018 and $310,345 during the nine months ended September 30, 2019, for an aggregate redemption premium of $414,764.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

As of September 30, 2019, and December 31, 2018, there were no outstanding shares of Series A Preferred stock.

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

Common Stock

During the nine months ended September 30, 2019, the Company issued:

•	45,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $28,800, to a non-affiliated party, to purchase intangible assets (see Note 5).
•	292,250 shares of common stock of Rokk3r Inc., at fair value of $0.546 per share or $159,569, in connection with the acquisition of Bullfrog Venture, LLC (see Note 6).
•
5,000,000 shares of common stock of Rokk3r Inc., at par value of $0.001 per share to a related party, which are returnable or redeemable to the Company pursuant to the Safe-T agreement. These shares are in escrow and are not included in basic EPS or as potentially dilutive shares in calculating the diluted EPS and will remain so until the provisions for the either the release or return of these shares are met pursuant to the Safe-T agreement (see Note 11).

Common Stock Issuable

During the nine months ended September 30, 2019, the Company entered into agreements to issue:

•
50,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $32,000, to a consultant pursuant to a consulting agreement. The Company expensed the fair value of $32,000 as stock-based compensation.

•
an aggregate of 918,988 shares of common stock of Rokk3r Inc., at fair value of $0.70 per share or $643,292, to two executives pursuant to their employment agreements. These common shares vest equally over a four-year term with the first vesting tranche on May 31, 2020. The Company recognized $83,762 of stock-based compensation expense related to these shares for the nine months ended September 30, 2019 (see Note 12).

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted a Financial Code of Ethics and adopted the 2017 Omnibus Equity Compensation Plan and approved to reserve 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of September 30, 2019, and December 31, 2018, no equity instruments have been issued under the 2017 Omnibus Equity Compensation Plan.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of September 30, 2019, and December 31, 2018, no equity instruments have been issued under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of September 30, 2019, and December 31, 2018, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

NOTE 10 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At September 30, 2019 and December 31, 2018, the Company had a cash balance of $443,471 and $2,297,902, respectively. The Company has not experienced any losses in such accounts through September 30, 2019.

Concentrations of Revenue

•	During the nine months ended September 30, 2019, the Company had revenues of $3,050,001 of which 18%, 10% and 9% were from three of the Company’s customers.
•
During the nine months ended September 30, 2018, the Company had revenue of $1,092,169 of which 28%, 16%, and 8% were from three of the Company’s customers. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Concentrations of Accounts Receivables

•	During the nine months ended September 30, 2019, the Company had total net account receivables of $670,557of which 27%, 19% and 12% were from three of the Company’s customers.
•	During the year ended December 31, 2018, the Company had net accounts receivables of $360,315 of which 53% and 19% were from two Company’s customer.

NOTE 11 – RELATED-PARTY TRANSACTIONS

Due from Parent Company

Rokk3r Labs leases office space, from a third party, which it shares with the Company through a verbal agreement. The Company pays for the rent expense and accordingly allocates Rokk3r Lab’s their share of the expense. During the nine months ended September 30, 2019, the Company advanced Rokk3r Labs, its controlling shareholder, $58,769 primarily for their share of the office lease. The advances are non-interest bearing and are payable on demand. At September 30, 2019 and December 31, 2018, the Company had $98,908 and $75,138 receivable from Rokk3r Labs, respectively.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Collaboration Agreement – Parent Company

On April 9, 2018, the Company entered into a collaboration agreement with Rokk3r Labs, the Company’s controlling shareholder (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, initially, Rokk3r Labs will provide the following services to the Company on a non-exclusive, as-needed basis: delivery support of products such as consultancy services and software development services; sales support and promotion for company building and consulting services; and promotional activity, events, branding, and marketing.  Once the Company is ready to undertake some or all of these activities, Rokk3r Labs will narrow down the services it performs on behalf of the Company. Each party, based on its cost structure, will define the fees for the services to be provided and will invoice the other party for the services actually rendered on a monthly basis. The term of the Collaboration Agreement commenced on January 1, 2018 and has a term of two years. However, the parties may, by mutual agreement, terminate the Collaboration Agreement or renew it for an additional one-year period.  In connection with the Collaboration Agreement, during the three and nine months ended September 30, 2019, the Company recorded and $719,950 and $2,132,188 of consulting fees – parent, respectively, in connection with the Collaboration Agreement. In connection with the Collaboration Agreement, during the three and nine months ended September 30, 2018, the Company recorded $625,000 and $2,125,000 of consulting fees – parent, respectively.

Trademark License Agreement – Parent Company

On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs. Pursuant to which, Rokk3r Labs granted the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019. The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement, the Company shall pay an annual fee of $120,000, payable on the anniversary of the effective date of the agreement. During the three and nine months ended September 30, 2019, the Company recorded $30,000 and $90,000 of license fee expense, respectively. As of September 30, 2019, $45,000 of the license fee was accrued under accrued expense – related party, in the unaudited condensed consolidated balance sheet, in connection with the Trademark License Agreement.

Consulting Services Agreement

On June 21, 2018, a Consulting Services Agreement was signed between OpenExO, Inc. (“OpenExO”), formerly known as ExO Foundation, Inc., which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by OpenExO, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years from effective date (in the event of conversion into another instrument without expiration within such two-year period), or within ten (10) years of the effective date if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. Either party may terminate the consulting agreement, upon thirty (30) written notice to the other party. If Rokk3r Ops early terminates the agreement, any prepaid services would be non-refundable and shall be forfeited, unless terminated due to a material breach by OpenExO. The $250,000 payment was recorded as prepaid expense – related party in the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. As of September 30, 2019, no service had been performed under the consulting agreement.

Stock Purchase Agreement

On November 2, 2018, the Company entered into a stock purchase agreement (the “SPA”) with OpenExO. Pursuant to the SPA, the Company agreed to issue OpenExO, 5,000,000 shares of the Company’s common stock in exchange for OpenExO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”).

Pursuant to the SPA, OpenExO agreed that during the 24 month period after the date of execution of the Safe-T Agreement, OpenExO may not directly or indirectly, sell or engage in any transaction which has resulted or will result in a change in the beneficial or record ownership of 50% of the common stock issued to OpenExO.  Further, under the Safe-T agreement, OpenExO agreed not to transfer any of the common stock issued to OpenExO during the 24 month period after the date of execution of the Safe-T Agreement, without first giving the Company written notice of such proposed transfer and allowing the Company the option to purchase the common stock at issue on the same terms as contemplated by such proposed transfer.

The SPA includes customary representations, warranties and covenants by the Company and OpenExO and customary closing conditions. In July 2019, the Company issued the 5,000,000 shares of the Company’s commons stock, to a related party, pursuant to the Safe-T agreement. If the terms and conditions of the Safe-T agreement are not met within the time frame as defined of such agreement, then the 5,000,000 shares of the Company’s commons stock shall be returned to the Company. These shares are in escrow and are not included in basic EPS or as potentially dilutive shares in calculating the diluted EPS and will remain so until the provisions for the either the release or return of these shares are met pursuant to the Safe-T agreement.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Safe-T Agreement

On November 2, 2018, the Company and OpenExO which is affiliated with a member of the Board of Directors of the Company, entered into the Safe-T Agreement. Pursuant to the Safe-T Agreement, at OpenExO’s election, the Company has the right to purchase a number of units of CivX Tokens (each a “Token” and together the “Tokens”) to be used in a software network platform or application built by OpenExO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement and discussed below, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed below.

Further, pursuant to the Safe-T Agreement,  OpenExO agreed that if it conducts an Equity Financing as such term is defined in the Safe-T Agreement, prior to the termination of the Safe-T Agreement, OpenExO will issue to the Company a number of shares of OpenExO’s preferred stock equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the price per share of the preferred stock sold by OpenExO in the Equity Financing.

The Safe-T Agreement defines the term “Equity Financing” as a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which OpenExO issues and sells its preferred stock at a fixed pre-money valuation with aggregate proceeds of at least $5,000,000 (excluding any Simple Agreements for the Future Equity with Token Allocations, Simple Agreements for the Future Equity, or other convertible securities converting pursuant to the Equity Financing).

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

The Safe-T Agreement defines the term “Price Per Token” as the fair market value of an individual Token at the time of the Token Sale, as such term is defined in the Safe-T Agreement; provided, however, that if there is no public market for the Tokens at the time of the Token Sale, the price per Token shall be determined by an independent third party valuation firm or expert, as mutually agreed between Company and OpenExO. The Safe-T Agreement defines the term “Token Sale” as a bona fide transaction or series of transactions in which OpenExO elects to sell all of the Tokens to the Company pursuant to the Safe-T Agreement.

The Safe-T Agreement will terminate upon either the earlier of the following (i) the issuance of all of the Tokens by OpenExO to the Company pursuant to the Safe-T Agreement (ii) the issuance of all of the shares in the Equity Financing pursuant to the Safe-T Agreement (iii) upon payment by OpenExO to the Company in the event of an occurrence of a Dissolution Event or Liquidity Event, as such terms are defined in the Safe-T Agreement or (iv) 24 months after the date of execution of the Safe-T Agreement.

The Safe-T Agreement defines the term “Liquidity Event” as a change of control of OpenExOor an initial public offering by OpenExO. The Safe-T Agreement defines the term “Dissolution Event” as (i) a voluntary termination of operations of OpenExO; (ii) a general assignment for the benefit of OpenExO’s creditors; or (iii) any other liquidation, dissolution or winding up of OpenExO (excluding a Liquidity Event), whether voluntary or involuntary.  Upon the occurrence of a Liquidity Event or a Dissolution Event, OpenExOwill have to pay the Company a cash amount equal to the Purchase Amount.

Upon the occurrence of the termination of the Safe-T Agreement pursuant to the 24-month expiration OpenExO will have to deliver to the Company either the Purchaser Shares, cash in an amount equal to the Purchase Amount or an amount of equity in OpenExO equal to the Purchase Amount.

Pursuant to the Safe-T Agreement, the Company agreed that if Tokens are issued to the Company pursuant to the Safe-T Agreement, that the Company would not transfer 50% of such Tokens for a period of 12 months from the issuance of the Tokens.

The Safe-T Agreement includes customary representations, warranties and covenants by the Company and OpenExO. As of September 30, 2019, the Company had not received any proceeds in connection with the Safe-T Agreement.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On May 31, 2019, the Company entered into an employment agreement with an Executive, effective of as May 31, 2019, to serve as a Managing Director of the Company’s Insurtech division (see Note 6). The Executive’s employment agreement shall end on the earlier of (i) the fourth anniversary of the effective date; or (ii) upon termination of the Executive’s employment as defined in the employment agreement. The employment agreement shall renew automatically for one year unless a written notice of termination is provided thirty days prior to the automatic renewal date. The employment agreement provides for a base salary and other fringe benefits as well bonuses and share award detailed below:

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

On May 31, 2019, the Company entered into an employment agreement with an Executive, effective of as May 31, 2019, to serve as a Managing Director of the Company’s Insurtech division (see Note 6). The Executive’s employment agreement shall end on the earlier of (i) the fourth anniversary of the effective date; or (ii) upon termination of the Executive’s employment as defined in the employment agreement. The employment agreement shall renew automatically for one year unless a written notice of termination is provided thirty days prior to the automatic renewal date. The employment agreement provides for a base salary and other fringe benefits as well bonuses and share award detailed below:

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

Stock Purchase Agreement

On November 2, 2018, the Company entered into a SPA with OpenExO which is affiliated with a member of the Board of Directors of the Company. Pursuant to the SPA, the Company agreed to issue to OpenExO, 5,000,000 shares of the Company’s common stock in exchange for OpenExO and the Company entering into the Safe-T Agreement. In July 2019, the Company issued the 5,000,000 shares of the Company’s commons stock, to a related party, pursuant to the Safe-T agreement as discussed in Note 11. If the terms and conditions of the Safe-T agreement are not met within the time frame as defined of such agreement, then the 5,000,000 shares of the Company’s commons stock shall be returned to the Company pursuant to the Safe-T agreement. These shares are in escrow and are not included in basic EPS or as potentially dilutive shares in calculating the diluted EPS and will remain so until the provisions for the either the release or return of these shares are met pursuant to the Safe-T agreement.

Safe-T Agreement

On November 2, 2018, the Company and OpenExO which is which is affiliated with a member of the Board of Directors of the Company, entered into the Safe-T Agreement. Pursuant to the Safe-T Agreement, at OpenExO’s election, the Company has the right to purchase a number of units of Tokens to be used in a software network platform or application built by OpenExO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed above in Note 11.

Other than as set forth above, we are not presently a party to any material litigation that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 13 – SUBSEQUENT EVENTS

On October 18, 2019 Termo VB sold equity at a price per share of $.53 to a non-affiliated investor. The transaction was for 300 shares of common stock at a price per share of $.53 and 3,750,638 of Series A Preferred Shares for total consideration of $2,000,000, which resulted in an overall 75% equity position of Termo VB Inc. for the non-affiliated investor as well as two thirds representation in the Board of Directors. As a result of these transactions, Rokk3r Ops’ ownership and voting interest decreased from 100% to 25% as of October 18th.

Subsequent to September 30, 2019, the Company:

•	Issued 20,571 shares of the Company’s common stock for $43,200 of legal services.
•	Issued 50,000 shares of the Company’s common stock, previously recorded as issuable, at fair value of $0.64 per share or $32,000, to a consultant pursuant to a consulting agreement (see Note 9).

Titan Funding, LLC.

On November 6, 2019, Titan Funding LLC., a Florida limited liability company (the “Plaintiff”) filed a complaint against the Company, Rokk3r Fuel Fund 2, LP, a Delaware limited partnership, Tickmark, Inc., d/b/a Taxfyle, a Delaware corporation, and Jeffrey S. Ransdell, as an individual (collectively, the “Defendants”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2019-032603-CA-01) (the “Complaint”). The Complaint seeks for damages, declaratory judgement, and jury trial and alleges that the Defendants breached an Assignment of Limited Partnership Interest (the “Assignment Agreement”) and an Option Agreement for Interest in Rokk3r Fuel Fund 2, LP (the “Option Agreement”) pursuant to which the Company was to assign and transfer one hundred percent (100%) of its limited partner interest in the Rokk3r Fuel Fund partnership to Plaintiff in exchange for Plaintiff’s investment in the amount of $268,750. The Defendants are within the legal deadline to answer the Complaint and will seek all legal measures to refute and defend the Company of such allegations.

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

There are periods of time in human history that one can point to as being truly transformative, such as the advent of the Gutenberg press, exponential increases in computing power, and widespread Internet access. Many of these periods share a common characteristic: increased access and information to wider societal groups. Currently, the availability of increased computing power and data storage, combined with decreasing costs has led to the simultaneous rise and proliferation of multiple exponential technologies, such as artificial intelligence (“AI”), augmented reality (“AR”), virtual reality (“VR”), data science, digital biology and biotech, nanotech, robotics and sensors. Development and enhancement of these technologies is spurring innovation in a way that we believe the world has never before witnessed. The technologies have significantly impacted multiple industries and changed our daily lives.

Compounding the impact of these technologies is the sheer number of people who are coming online. In 2017, Singularity Hub estimated that there were approximately three billion people connected to the Internet and estimated this number of grow to over six billion over the next five to 10 years. We believe this growth has given and will continue to give, rise to a surplus of talent that for the first time has access to the same information at the same time regardless of geographic location, and increasingly, regardless of socioeconomic status. While we believe that the large number of hyperconnected persons will give rise to trillions of dollars of online commerce, it also means there are significant numbers of people who are looking for their place in the new global economy. These people are tomorrow’s visionaries, designers, developers and creators. Companies and entrepreneurs can be witnesses to this change or they can participate in it by partnering with professionals like Rokk3r who seek to provide a full ecosystem for actionable innovation.

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

Recent Developments

In the first quarter of 2019, Rokk3r introduced the Venture Builder model.  A Rokk3r Venture Builder is a structure with the mandate to solve problems specific to an industry vertical (i.e., agriculture, fintech, etc.), geography (i.e., Latin America) or technology (i.e., AI). We seek to create companies around these criteria by partnering with investors, family offices, and corporations that have broad experience in the particular industry or region at hand.

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

Through 2019, the Company has been investing heavily in strengthening its management team with the hiring of a new Chief Marketing Officer and two insurance industry veterans to lead the newly formed Insurtech Division.

During the nine months ended September 30, 2019, we worked on a total of 28 Think Phases, compared to 12 Think Phases for the entirety of 2018. As a result of increased quality and more comprehensive engagements, the average revenue per Think Phase has increased by 19% year-over-year. During 2019, we have been able to convert four of these Think Phases into Cobuild projects, with two more under negotiation. The Company also closed two new Scale contracts during 2019, which served to replace one Scale contract completed at the end of 2018.

2019 year-to-date contracted bookings are over $12 million.  Taking into consideration the consolidation of our VIEs in which we are the primary beneficiary we now expect to recognize approximately $5M in revenue in 2019. This would represent a growth of 117% compared to the $2,301,939 of reported revenue for the entirety of 2018. However, there can be no assurance that the foregoing will occur as planned.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $925,856 and $584,324 for the three months ended September 30, 2019 and 2018, respectively. The 58% increase in revenues reflects the growth of our revenue-producing activities, such as providing strategic consulting services (Think, Cobuild, and Scale) and launching our Venture Builder model.

The Company generated revenues of $3,050,001 and $1,092,169 for the nine months ended September 30, 2019 and 2018, respectively. The 179% increase in revenues reflects the commencement and growth of our revenue-producing activities, such as providing strategic consulting services (Think, Cobuild, and Scale) and launching our Venture Builder model.

Operating Expenses

We incurred operating expenses in the amount of $2,483,699 and $6,502,436 for the three and nine months ended September 30, 2019, respectively, compared to $1,529,977 and $3,915,846 for the three and nine months ended September 30, 2018, respectively, representing an increase of $953,772, or 62%, and $2,586,590, or 66%, respectively. The increase in operating expenses is the result of the costs associated with our increase in revenue generating activities (Think, Cobuild, and Scale services).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Consulting fees - parent	$719,950	$625,000	$2,132,188	$2,125,000
Consulting fees - other	54,640	147,958	321,318	367,878
Compensation expense	490,654	185,032	1,129,310	242,338
Contract labor	653,914	315,696	1,536,460	454,536
Legal expense	125,219	81,131	390,389	300,204
Professional fees	72,952	69,715	190,262	183,692
Bad debt (recovery) expense	67,145	—	(27,254)	—
General and administrative expenses	250,347	105,445	711,705	242,198
Impairment of intangible asset	48,878	—	118,058	—
Total	$2,483,699	$1,529,977	$6,502,436	$3,915,846

Consulting Fees

For the three months ended September 30, 2019, total consulting fees increased by $1,632, or 0.2%, as compared to the three months ended September 30, 2018. The increase was primarily attributed to increase in related party consulting fee in 2019.

For the nine months ended September 30, 2019, total consulting fees decreased by $39,372, or 1.6%, as compared to the nine months ended September 30, 2018. The decrease was primarily attributed to decrease in related party consulting fee in 2019.

Compensation Expense

For the three months ended September 30, 2019, compensation expense increased by $305,622, or 165%, as compared to the three months ended September 30, 2018. The increase was attributed to an increase in stock-based compensation of $158,787 and an increase in salaries and benefits of $146,835 during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

For the nine months ended September 30, 2019, compensation expense increased by $886,972 or 366% as compared to nine months ended September 30, 2018. The increase was attributed to an increase in stock-based compensation of $336,712 and an increase in salaries and benefits of $550,260 during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The Company had no compensation expenses for the first 5 months of 2018.

Contract Labor

For the three months ended September 30, 2019, contract labor increased by $338,218, or 107%, as compared to the three months ended September 30, 2018. The increase was attributed to increase in revenue producing activities in 2019 as compared to 2018. Rokk3r utilizes a staff on demand model to conduct a large portion of its Think Phase, Cobuild, and Scale delivery. The increase in expense year-over-year is directly attributable to the increase in our revenue-generating activities (Think Phase, Cobuild, Scales and Venture Builder projects). Expenses are expected to continue to grow for the remainder of 2019 as a result of increasing consulting revenue, team and portfolio.

For the nine months ended September 30, 2019, contract labor increased by $1,081,924, or 238%, as compared to the nine months ended September 30, 2018. The increase was attributed to increase in revenue producing activities in 2019 as compared to 2018. The increase in expense year-over-year is directly attributable to the increase in our revenue-generating activities (Think Phase, Cobuild, Scales and Venture Builder projects). Expenses are expected to continue to grow for the remainder of 2019 as a result of increasing consulting revenue, team and portfolio.

Legal Expense and Professional Fees

For the three months ended September 30, 2019, legal and professional fees increased by $47,325, or 31%, as compared to the three months ended September 30, 2018. The increase was attributed to growth in business development activities of the Company and its subsidiaries when compared to 2018.

For the nine months ended September 30, 2019, legal and professional fees increased by 96,755, or 20%, as compared to the nine months ended September 30, 2018. The increase was attributed to growth in business development activities of the Company and its subsidiaries when compared to 2018.

Bad Debt (Recovery) Expense

For the three months ended September 30, 2019, bad debt expense increased by $67,145, or 100%, as compared to the three months ended September 30, 2018. The increase was attributed to uncollectible account receivables deemed uncollectible and which were written off.

For the nine months ended September 30, 2019, bad debt (recovery) increased by $(27,254), or 100%, as compared to the nine months ended September 30, 2018. The increase was attributed to the recovery of previously written off uncollectible account receivables related to one of the Company’s customers offset by uncollectible account receivables deemed uncollectible and which were written off of $80,525.

General and Administrative Expenses

For the three months ended September 30, 2019, general and administrative expenses increased by $144,902, or 137%, as compared to the three months ended September 30, 2018. The increase was attributed to increase in revenue producing activities and business development in 2019 compared to 2018.

For the nine months ended September 30, 2019, general and administrative expenses increased by $469,507, or 194%, as compared to the nine months ended September 30, 2018. The increase was attributed to increase in revenue producing activities and business development in 2019 compared to 2018.

Impairment of Intangible Asset

For three months ended September 30, 2019, impairment of intangible asset increased by $48,878 or 100% as compared to three months ended September 30, 2018. The increase was attributed to the impairment of the cost of investment in digital currencies acquired in 2019.

For nine months ended September 30, 2019, impairment of intangible asset increased by $118,058 or 100% as compared to nine months ended September 30, 2018. The increase was attributed to the $28,900 impairment of the carrying balance of the intangible asset acquired in connection to the sale of non-controlling interest in a consolidated subsidiary and $89,158 due to impairment of an investment in digital currencies acquired in 2019.

Other Expenses

We incurred other income for the three months ended September 30, 2019 in the amount of $933 compared to other (expenses) of $(8,216) for the three months ended September 30, 2018, representing a change of $9,149, or 111%. The change was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

We incurred other income for the nine months ended September 30, 2019 in the amount of $1,064 compared to other (expenses) of $(40,875) for the nine months ended September 30, 2018, representing a change of $41,939, or 103%. The change was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

Net Loss

We incurred a net loss for the three months ended September 30, 2019 in the amount of $1,556,910, or $(0.02) per basic and diluted common share, compared to net loss of $953,869, or $(0.01) per basic and diluted common share, for the three months ended September 30, 2018, representing an increase of $603,041, or 63%, attributed to the changes discussed above.

We incurred a net loss for the nine months ended September 30, 2019 in the amount of $3,451,371 or $(0.04) per basic and diluted common share, compared to net loss of $2,864,552, or $(0.03) per basic and diluted common share, for the nine months ended September 30, 2018, representing an increase of $586,819 or 21%, attributed to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $899,699 and cash of $676,875 as of September 30, 2019 and a working capital of $2,959,543 and cash of $2,297,902 as of December 31, 2018.

	September 30,	December 31,	Nine Months Ended September 30, 2019
	2019	2018	Change	Percentage Change
Working capital deficit:
Total current assets	$1,746,622	$3,217,175	$(1,470,553)	46%
Total current liabilities	(846,923)	(257,632)	(589,291)	229%
Working capital:	$899,699	$2,959,543	$2,059,844	70%

The decrease in working capital was primarily attributable to a decrease in current assets of $1,470,553 and an increase in current liabilities of $589,291.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended September 30,
	2019	2018

Cash used in operating activities	$(2,509,770)	$(3,361,195)
Cash used in investing activities	(111,257)	(8,711)
Cash provided by financing activities	1,000,000	5,218,888
Net increase (decrease) in cash	$(1,621,027)	$1,848,982

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $2,509,770 for the nine months ended September 30, 2019 as compared to $3,361,195 for the nine months ended September 30, 2018, a decrease of $851,425.

•
Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected a net loss of $3,451,371 adjusted for the add-back on non-cash items such as depreciation expense of $4,672, stock-based compensation expense of $336,712, stock-based compensation for consulting services of $32,000, bad debt recovery of $(27,154), impairment loss of $118,058, loss on equity investment of $350, changes in operating asset of $(81,963) and changes in operating liabilities of $559,126.

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

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $111,257 for the nine months ended September 30, 2019 as compared to $8,711 for the nine months ended September 30, 2018, representing an increase of $102,546.

•
Net cash flow used in investing activities for the nine months ended September 30, 2019 was $111,257 attributed to the investment in digital currencies of $100,000, purchases of property and equipment of $10,075 and purchase of equity investments of $350, advances to our parent company of $23,770 offset by cash acquired from acquisition of Bullfrog Ventures LLC of $(22,938).

•	Net cash flow used in investing activities was nine months ended September 30, 2018 was $8,711 attributed to purchases of property .

Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,000,000 as compared to $5,218,888 during the nine months ended September 30, 2018, a decrease of $4,218,888.

•	During the nine months ended September 30, 2019, we received proceeds from the sale of non-controlling VIE equity in subsidiaries of $1,000,000.
•
During the nine months ended September 30, 2018, we received proceeds from the sale of our common stock of $3,735,380 and sale of our Series B Convertible Preferred shares of $1,500,000, offset by repayment of a advances received from our parent of $16,492.

Although in the future we expect to have sufficient positive cash flow to finance our ongoing operations, as of September 30, 2019, we do not have sufficient resources to effectuate all aspects of our business plan. We may have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that future operations will generate sufficient cash flow to finance our operations, or that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholder to provide or loan us funds to meet our working capital needs.

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2019, the Company had a net loss of $3,451,371 and net cash used in operations was $2,509,770, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Although in the future we expect to have sufficient positive cash flow to finance our ongoing operations, as of September 30, 2019, management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2019, we have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2019 and year ended December 31, 2018, include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2019, our internal control over financial reporting was not effective.

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

2.	We did not maintain appropriate segregation of duties. As of September 30, 2019, the Company did not require dual signature on the Company’s bank accounts.

3.	We have not implemented policies and procedures that provide for multiple levels of supervision and review.

4.	The Company does not have well-established procedures to authorize and approve related party transactions.

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

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended September 30, 2019, were previously disclosed in a Current Report on Form 8-K.

•
During the three months ended September 30, 2019, the Company issued 292,250 shares of common stock of Rokk3r Inc., at fair value of $0.546 per share or $159,569, in connection with the acquisition of Bullfrog Venture, LLC.

•
During the three months ended September 30, 2019, the Company issued 5,000,000 shares of common stock of Rokk3r Inc., at par value of $0.0001 per share or $500, to a related party pursuant to the Safe-T agreement. These shares are in escrow and are not included in basic EPS or as potentially dilutive shares in calculating the diluted EPS and will remain so until the provisions for the either the release or return of these shares are met pursuant to the Safe-T agreement.

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

Rokk3r Inc.

Date: November 19, 2019	By:	/s/ Nabyl Charania
Nabyl Charania President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer)