Form 10-Q/A
period 2019-03-31
Rokk3r Inc.
filed 2019-12-10
CIK 1100778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,472,105 Shares of Common Stock, par value $0.0001 per share, as of May 10, 2019.

EXPLANATORY NOTE

As previously disclosed, on November 8, 2019, the Board of Directors of Rokk3r Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s unaudited condensed consolidated financial statements for the period ended March 31, 2019 (the “Interim Financial Statements”) should no longer be relied upon.

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2019, management determined that it had incorrectly accounted for its variable interest entity (“VIE”) as equity method investments in its Interim Financial Statements and did not consolidate its VIE in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2019 (the “Original Filing”).

Based on management’s analysis, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 810-10-25-22 – Consolidation – Variable Interest Entities, the Company determined that the equity investors lacked characteristics of a controlling financial interest and the initial equity investments in this entity may be or were insufficient to meet or sustain its operations without additional subordinated financial support from other parties. Additionally, the Company determined that it is the primary beneficiary of the VIE because the Company is the sole service provider (some through service agreements), which gave the Company the right to receive (and the Company has received) the proceeds from the VIE’s operations. Accordingly, the Company is filing this Amendment No. 1 (the “Amendment”) to the Original Filing to:

(i)
Amend and restate Part I, Item 1—Financial Statements to include the financial position and results of operations of its VIE since its inception, which occurred during the three months ended March 31, 2019, in the Interim Financial Statements;

(ii)	Amend and restate Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the restatement referenced in clause (i);

(iii)	Amend and restate Part II, Item 6—Exhibits to provide updated certifications; and

(iv)	Correct certain typographical errors contained in the Original Filing.

Please see Note 13 - Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements.

This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

ROKK3R INC. AND SUBSIDIARIES

Form 10-Q/A
March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$1,942,032	$2,297,902
Accounts receivable, net	499,229	400,182
Prepaid expenses - related party	425,000	425,000
Prepaid expenses	17,066	18,953
Receivable from parent company	110,506	75,138

Total Current Assets	2,993,833	3,217,175

Furniture and equipment, net	20,074	19,015
Investment in Rokk3r Labs LLC (parent) - cost method	1,000,000	1,000,000
Investment in Rokk3r Flamingo, Inc - equity method	350	-

Total Assets	$4,014,257	$4,236,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$286,201	192,225
Accounts payable - related party	192,083	-
Accrued expenses	23,653	18,407
Accrued expenses - related party	45,000	15,000
Contract liability	112,980	20,000
Notes payable - other	12,000	12,000

Total Current Liabilities	671,917	257,632

Redeemable Series B Convertible Preferred stock - $0.0001 par value; 4,687,500 shares authorized; 4,085,938
issued and outstanding at March 31, 2019 and December 31, 2018 (liquidation preference of $2,821,731 and $2,719,419, respectively)	2,821,731	2,719,419

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000
authorized; $0.0001 par value; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 101,472,105 and 101,427,105 shares issued and
outstanding at March 31, 2019 and December 31, 2018, respectively	10,147	10,143
Common stock issuable; 1,050,000 and 1,000,000 shares issuable at March 31, 2019 and December 31, 2018, respectively	105	100
Additional paid-in capital	76,349,698	76,217,441
Accumulated deficit	(75,714,298)	(74,968,545)
Total Rokk3r, Inc. Stockholders' Equity	645,652	1,259,139
Non-controlling interest in consolidated subsidiary and VIE (Note 5)	(125,043)	-

Total Stockholders' Equity	520,609	1,259,139

Total Liabilities and Stockholders' Equity	$4,014,257	$4,236,190

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(Restated)

Revenues	$885,008	$-

Operating Expenses:
Consulting fees - parent	593,072	750,000
Consulting fees - other	112,507	-
Compensation expense	259,031	21,633
Contract labor	393,517	-
Legal expense	124,573	75,926
Professional fees	55,681	39,820
Bad debt recovery	(107,779)	-
General and administrative expenses	196,348	20,899
Impairment expense	28,900	-

Total Operating Expenses	1,655,850	908,278

Loss from Operations	(770,842)	(908,278)

Other Expense:
Interest expense, net	(532)	(16,039)
Other expense, net	(723)	-
Total Other Expense, net	(1,255)	(16,039)

Loss Before Provision for Income Taxes	(772,097)	(924,317)

Provision for income taxes	-	-

Net Loss	(772,097)	(924,317)

Series B Preferred stock redemption premium	(102,312)	-

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	(874,409)	(924,317)
Less Net Loss Allocated to Non-controlling Interest in Consolidated Subsidiary and VIE	(128,656)	-

Net Loss Applicable to Rokk3r, Inc. Common Stockholders	$(745,753)	$(924,317)

Net Loss per Share of Common Stock Outstanding -
Basic and Diluted	$(0.01)	$(0.01)

Weighted-average number of shares outstanding –
Basic and Diluted	102,479,605	95,768,224

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2019
(Unaudited)

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total
										(Restated)

Balances at December 31, 2018	-	$-	101,427,105	$10,143	1,000,000	$100	$76,217,441	$(74,968,545)	$-	$1,259,139

Common stock issued to consultants for services	-	-	-	-	50,000	5	31,995	-	-	32,000

Stock-based compensation	-	-	-	-	-	-	74,979	-	-	74,979

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(102,312)	-	(102,312)

Issuance of common stock for intagible assets	-	-	45,000	4	-	-	25,283	-	3,613	28,900

Net loss	-	-	-	-	-	-	-	(643,441)	(128,656)	(772,097)

Balances at March 31, 2019	-	$-	101,472,105	$10,147	1,050,000	$105	$76,349,698	$(75,714,298)	$(125,043)	$520,609

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	interest	Total

Balances at December 31, 2017	-	$-	94,828,287	$9,483	-	$-	$71,814,487	$(71,454,325)	$-	$369,645

Stock issued for cash	-	-	3,395,125	339	-	-	2,172,661	-	-	2,173,000

Net loss	-	-	-	-	-	-	-	(924,317)	-	(924,317)

Balances at March 31, 2018	-	$-	98,223,412	$9,822	-	$-	$73,987,148	$(72,378,642)	$-	$1,618,328

See accompanying  notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(772,097)	$(924,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,343	-
Stock-based compensation	74,979	-
Common stock issued for compensation and consulting services	32,000	-
Bad debt recovery	(107,779)	-
Impairment loss	28,900	-
Change in operating assets and liabilities:
Accounts receivable	8,732	-
Prepaid expenses	1,887	(15,000)
Accounts payable	93,976	30,200
Accounts payable - parent	192,083	250,000
Contract liability	92,980	-
Accrued expense - related party	45,000	-
Accrued expense	(9,754)	-
Accrued interest payable - related party	-	13,414
Net cash used in operating activities	(317,750)	(645,703)

Cash Flows from Investing Activities:
Investment in Flamingo, Inc.	(350)	-
Purchases of property and equipment.	(2,402)	-
Advance to parent company	(35,368)
Net cash used in investing activities	(38,120)	-

Cash Flows from Financing Activities:
Proceeds from parent advances	-	79,225
Cash proceeds from sale of common stock	-	2,133,000
Net cash provided by financing activities	-	2,212,225

Change in Cash	(355,870)	1,566,522

Cash at beginning of period	2,297,902	-

Cash at end of period	$1,942,032	$1,566,522

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Subscription Receivable	$-	$40,000
Common shares issued in connection with the purchase of intangible assets	$28,900	$-
Series B Preferred Stock redemption premium	$102,312	$-

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

The Company generate revenues primarily from consulting services agreements focused on education, consulting, development and growth. Our agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders. Through our consulting services agreements, we provide "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build,” our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale."

In connection with the new business initiatives, the Company has formed or acquired the following subsidiaries and variable interest entities:

•	Rokk3r Ops Inc. (“Rokk3r Ops”), a company incorporated in Florida on May 16, 2018 and wholly-owned by the Company that provides our "Think Phase", "Co-build", and “Scale” services.
•
Rokk3r Ai Inc. (“Rokk3r Ai”), a company incorporated in Delaware on November 20, 2018 and a majority-owned subsidiary of Rokk3r Ops. As of March 31, 2019, Rokk3r Ai is not yet operational (see Note 5).

•	B3riblock, Inc. (“B3riblock”), a company incorporated in Delaware on October 15, 2018, and a wholly-owned subsidiary under Rokk3r Ops.
•	Ai Venture Builder, Inc. (“Ai VB”), a company incorporated in Delaware on March 22, 2019, and a variable interest entity under Rokk3r Ops.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes unaudited condensed consolidated financial statements of the Company, and its wholly owned and majority owned subsidiaries which are inactive as of  March 31, 2019, except Rokk3r Ops and variable interest entities (“VIE”) for which the Company has been determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes there to included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

The Company consolidates its wholly-owned and majority-owned subsidiaries, and entities that are VIEs where Rokk3r Ops is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of: Rokk3r Inc, Rokk3r Ops, Rokk3r Ai, B3riblock, and Ai VB (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Variable Interest Entities

In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 810-10-25-22 – Variable Interest Entity, a VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Rokk3r Ops determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for Rokk3r Ops or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of Rokk3r Ops and the other interests. Rokk3r Ops reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE and general market conditions.

The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. Rokk3r Ops analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

Ai Venture Builder, Inc. (“Ai VB”) is an entity which was determined to be a VIE, in accordance with ASC 810-10-25-22, under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investments in these entities may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties. Rokk3r Ops is the primary beneficiary of these VIE because it is the sole service provider (some through service agreements) which gives Rokk3r Ops the rights to receive (and has received) the proceeds from the VIE’s operation. The consolidated VIE has anon-controlling interest (see Note 5) and the Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

Non-Controlling Interest

On February 11, 2019, Rokk3r Ai, a wholly-owned subsidiary of Rokk3r Ops, sold 12.5% ownership of Rokk3r Ai to an investor. As a result of this transaction Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5% (see Note 5).

Variable interest entities

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) with Ai VB to purchase equity in Ai VB which gave Rokk3r Ops a 50% equity ownership (see Note 5).

The Company presented non-controlling interest from the majority-owned subsidiary and VIE as a component of equity on the Company’s unaudited condensed consolidated balance sheets under “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIE” in the unaudited condensed consolidated statements of operations based on the respective non-controlling interest ownership as of March 31, 2019.

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

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customer to make required payments. Any required allowance is based on specific analysis of past due accounts and considers historical trends if write-offs. Past due is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. During the three months ended March 31, 2019, the Company recovered $107,779 of account receivable previously written off which reduced the allowance for bad debt balance. As of March 31, 2019, and December 31, 2018, the recorded allowance for bad debt were $41,203 and $148,982, respectively.

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

Impairment of Intangible Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes impairment losses when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2019 and 2018, the Company recorded $28,900 and $0 impairment loss (see Note 5).

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update ("ASU") ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company's sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

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

Basic (Loss) Income per Common Share

Basic (loss) income per share is calculated by dividing the net (loss) income attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted (loss) income per share is computed by dividing the (loss) income available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2019, and 2018, potentially dilutive securities consisted of the following:

	March 31,
	2019	2018

Convertible debt	—	281,805
Series B Preferred Stock	4,085,938	—
	4,085,938	281,805

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation, ” which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Additionally, effective January 1, 2017, the Company adopted the ASU No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18— Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU make targeted improvements to GAAP for collaborative arrangements as follows:

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2019, the Company had a net loss of $772,097 and net cash used in operations was $317,750, respectively.

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

Investment in Rokk3r Labs, LLC.

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

NOTE 5 – NON-CONTROLLING INTEREST

Rokk3r Ai, Inc

On February 11, 2019, the Rokk3r Ai entered into a Stock Purchase Agreement with a non-affiliated party , a Delaware limited liability company, pursuant to which Rokk3r Ai sold; (i)12.5% ownership or 1,000,000 shares of commons stock (the “Rokk3r Ai Stock”) of Rokk3r Ai at par value for $0.0001 per share, total amount of $100; and (ii) 45,000 shares of commons stock (the “Rokk Stock”) of Rokk3r Inc. at fair value of $0.64 per share, total amount of $28,800. In exchange for the Rokk3r Ai Stock and Rokk Stock, the Seller received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern (collectively, the “Intangible Assets”). The total fair value of consideration amounting to $28,900 was allocated to the Intangible Assets under Rokk3r Ai. At March 31, 2019, the Company performed an impairment test of the Intangible Assets and concluded based on the information available at that time, the carrying value of the Intangible Assets were impaired. An aggregate amount of $28,900, representing the full impairment of the Intangible Assets, was charged to impairment expense during the three months ended March 31, 2019.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

As a result of the February 11, 2019 sale, Rokk3r Ops’ ownership and voting interest in Rokk3r Ai decreased from 100% to 87.5% retaining control over Rokk3r Ai. The Company accounted for sale of the non-controlling interest as an equity transaction in accordance with ASC 810 and no gain or loss was recognized in the accompanying unaudited condensed consolidated statement of operations. The difference between the fair value of consideration and carrying amount of the non-controlling interest resulted in “net gain” in the amount of $28,900 which was recorded in the in the equity section of the accompanying unaudited condensed consolidated balance sheet as described below. Accordingly, as of that date, the Company presented non-controlling interest as a separate component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIE” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership and was adjusted to reflect the change in ownership interest in the subsidiary as of March 31, 2019.

Ai Venture Builder, Inc.

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement which was amended on May 14, 2019 (collectively the “Subscription Agreement”) with Ai VB, a Delaware corporation incorporated on March 22, 2019.  In connection with the Subscription Agreement, the Company purchased founder shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at par value of $0.0001 per share; (ii) one share of Ai VB Series B Preferred Stock (“Series B Preferred”) at  $1.00 per share which represent 100% of the authorized Series B Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at par value of $0.0001 per share which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $151. The Ai VB Shares purchased gave Rokk3r Ops a 50% equity ownership in Ai VB. The Series B Preferred provided Rokk3r Ops power and rights to elect one director to serve on the three-member Board of Directors of Ai VB (the “Ai VB Board”).

On March 29, 2019, Ai VB entered into a Subscription Agreement with a non- affiliated investor (“Investor”) to purchase shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at $0.50 per share or $625,000; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $1.00 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at $0.50 per share, or $125,000, which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $750,000. The Ai VB Shares purchased gave the Investor a 50% equity ownership in Ai VB. The Series A Preferred gave the Investor power and rights to elect two directors to serve on the three-member Board of Directors of Ai VB Board. Subsequent to the three months ended March 31, 2019, the Company received $750,000 of proceeds from this sale of non-controlling interest.

Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to: (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees; and (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted the non-affiliated investor significant influence over Ai VB.

In accordance with ASC 810-10-25-22 – Variable Interest Entity, Ai VB was determined to be a VIE under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investments in Ai VB may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of Ai VB because Rokk3r Ops is the sole service provider (through service agreements) which gives the Rokk3r Ops the rights to receive (and has received) all proceeds from Ai VB’s operation and capital contributions. The Company reassesses its initial evaluation of Ai VB as a VIE upon the occurrence of certain reconsideration events.

During the three months ended March 31, 2019, Rokk3r Ops provided services to Ai VB in the amount of $250,000 which was eliminated in consolidation in accordance with ASC 810. The effects of consolidating Ai VB as of March 31, 2019 had no impact on the Company’s financial position or results of operations.

 ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Non-controlling interest balance reconciliation (restated):

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

 On June 15, 2018, the Company and Firstfire entered into an Amendment to Settlement Agreement and Stipulation (the “Firstfire Amendment”) to amend the Settlement Agreement entered into on November 15, 2017. Pursuant to the terms of the Firstfire Amendment, the Company agreed to issue to Firstfire 1,000,000 shares (the “Settlement Shares”) of the Company’s common stock in full settlement of the claims set forth in the Settlement Agreement. The amount of Settlement Shares includes 250,000 shares of common stock previously issued to Firstfire in 2017 and an additional 750,000 shares to be issued by the Company upon approval of the Firstfire Amendment by the Court. The Company and Firstfire submitted the Firstfire Amendment to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares. The Firstfire Amendment became effective on July 9, 2018, when it was approved by the Court and the Company became obligated to issue the Settlement Shares, with such shares to be issued as freely trading securities pursuant to Section 3(a)(10) of the Securities Act.

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

The information, observer, inspection and advisory board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements of Section 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first.

The Series B Preferred is convertible into the Company’s common stock and/or redeemable at any time at the option of the holder or the Company in the events not controlled by the Company. The Company has classified the Series B Preferred mezzanine equity in the accompanying consolidated balance sheet in accordance with ASC 480 -" Distinguishing Liabilities from Equity " Under “Redeemable Preferred Shares” (see Note 2).

During the year ended December 31, 2018, the Company sold 4,085,938 shares of the Series B Preferred for net proceeds of $2,615,000 or $0.64 per preferred.

As of March 31, 2019, and December 31, 2018, 4,085,938 shares of Series B Preferred were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred during the year ended December 31, 2018 and $102,312 during the three months ended March 31, 2019, for an aggregate redemption premium of $206,731.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

As of March 31, 2019, and December 31, 2018, there were no outstanding shares of Series A Preferred stock.

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

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted the 2017 Omnibus Equity Compensation Plan and reserved 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of March 31, 2019, and December 31, 2018, no grants have been made under the 2017 Omnibus Equity Compensation Plan.

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of March 31, 2019, and December 31, 2018, no grants have been made under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of March 31, 2019, and December 31, 2018, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

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

Concentrations of Revenue

•	During the three months ended March 31, 2019, the Company had revenue $885,008 of which 15%, 14%, 13%, 13% and 12% were from five of the Company’s customers.
•
During the three months ended March 31, 2018, the Company did not have any revenue. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Concentrations of Accounts Receivables

•	During the three months ended March 31, 2019, the Company had net accounts receivables of $499,230 of which 38% and 12% were from two of the Company’s customers.
•	During the year ended December 31, 2018, the Company had net account receivable of $400,182 of which 42% was from a customer.

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

Consulting Services Agreement

On June 21, 2018, a Consulting Services Agreement was signed between ExO Foundation, Inc. which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company, and Rokk3r Ops for the pre-purchase of $250,000 in future services such as consultants, advisors and speakers to be rendered by ExO Foundation, Inc, or through ExO Lever Network. The services are represented in vouchers to be used in the next two years (in the event of conversion into another instrument without expiration within such two-year period) or within Ten (10) years if the vouchers are not converted into another instrument. The vouchers are transferable and assignable. Either party may terminate the consulting agreement, upon thirty (30) days’ written notice to the other party. If Rokk3r Ops early terminates the agreement, any prepaid services would be non-refundable and shall be forfeited, unless terminated due to a material breach by ExO Foundation. The $250,000 payment was recorded as prepaid expense – related party in the unaudited condensed consolidated balance sheet as of December 31, 2018. As of March 31, 2019, no service had been performed under the consulting agreement and the prepaid balance of $250,000 remained.

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

The SPA includes customary representations, warranties and covenants by the Company and EXO and customary closing conditions. As of March 31, 2019, no shares of common stock had been issued in connection with the SPA.

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

NOTE 12 – SUBSEQUENT EVENTS

On April 23, 2019, Rokk3r Ai’s board agreed to name Toby Matejovsky as an officer and director of Rokk3r Ai, and to enter into an employment agreement with Mr. Matejovsky. As required pursuant to the terms of the employment agreement, Rokk3r Ai granted Mr. Matejovsky 1,813,332 shares of Common Stock and 453,332 shares of Class C Stock. Also, on the same day, the Rokk3r Ai board approved the sale of equity to Mr. Matejovsky and the issuance of new Class C Stock to the then existing shareholders of Rokk3r Ai.

On May 7, 2019, Rokk3r Ai sold an additional 27.13% of equity to a new investor which resulted in further dilution of Rokk3r Ops’ ownership and voting interest down from 87.5% to 60.37%.

On May 3, 2019, the board of directors of Rokk3r Ops approved the incorporation of a new wholly-owned subsidiary, Cargologik, Inc., which was incorporated in Delaware, and was not operational as of May 20, 2019 (see Note 1).

NOTE 13 – RESTATEMENT

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2019, management determined that it had incorrectly accounted for its VIE as an equity method investment in its unaudited condensed consolidated financial statements for the period ended March 31, 2019 and did not consolidate its VIE in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, as originally filed with the SEC on May 20, 2019 (the “Original Filing”).

Based on management’s analysis, in accordance with ASC 810-10-25-22 – Consolidation – Variable Interest Entities, the Company determined that the equity investors lacked characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from other parties. Additionally, the Company determined that it is the primary beneficiary of the VIE because the Company is the sole service provider (some through service agreements), which gave the Company the right to receive (and the Company has received) the proceeds from the VIE’s operations. Accordingly, the Company restated its unaudited condensed consolidated financial statements to include the consolidated financial position and results of operations of its VIE since its inception, which occurred during the three months ended March 31, 2019, which is included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 2019.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Accordingly, the Company’s unaudited condensed consolidated balance sheet at March 31, 2019 and for the three months ended March 31, 2019 and the condensed consolidated statements of operations have been restated herein. The effect of correcting this error in the Company’s condensed consolidated financial statements at March 31, 2019 and for the three months ended March 31, 2019 are shown in the table as follows:

Condensed Consolidated Balance Sheet Data (Unaudited):

	March 31, 2019
	As Previously Reported	Adjustments		Restated

Accounts receivable, net	$503,141	$(3,912)	(a)	$499,229
Accounts receivable - related party	$250,000	$(250,000)	(a)	$—
Total Assets	$4,268,169	$(253,912)	(b)	$4,014,257

Accrued expenses - related party	$45,151	$(151)	(c)	$45,000
Total Liabilities	$672,068	$(151)		$671,917

Stockholders’ Equity:
Common Stock	$10,247	$(100)	(d)	$10,147
Additional paid in capital	$76,353,211	$(3,513)	(e)	$76,349,698
Accumulated deficit	$(75,585,537)	$(128,761)	(f)	$(75,714,298)
Total Rokk3r, Inc Stockholders' Equity	778,026	(132,374)		645,652

Non-controlling interest in consolidated subsidiary and VIE (Note 5)	$(3,656)	$(121,387)	(g)	$(125,043)

Total Stockholders’ Equity	$774,370	$(253,761)	(h)	$520,609
Total Liabilities and Stockholders’ Equity	$4,268,169	$(253,912)		$(4,014,257)

a)	Decrease of accounts receivable and accounts receivable - related party of $3,912 and $250,000, respectively, from elimination of inter-company receivables as a result of consolidating the VIE.

b)	Aggregate decrease in total assets of $253,912 from above change as a result of consolidating the VIE.

c)	Decrease of accrued expenses - related party of $151 due to elimination of inter-company balance as a result of consolidating the VIE.

d)	Decrease of common stock of $100 due correction of common stock attributed to the Company.

e)	Decrease of additional paid-in-capital of $3,513 due to elimination of VIE’s paid-in-capital as a result of consolidating the VIE.

f)	Increase of accumulated deficit of $128,761 due to addition of VIE’s net loss attributed to the Company as a result of consolidating the VIE.

g)	Increase of non-controlling interest in consolidated VIE of $121,387 due to addition of VIE’s non-controlling interest attributed to the VIE as a result of consolidating the VIE.

h)	Aggregate increase in total liabilities and stockholders’ equity of $253,912 from above changes as a result of consolidating the VIE.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Consolidated Statement of Operations (Unaudited):

	For the Three Months Ended March 31, 2019
	As Previously Reported	Adjustments		Restated

Revenues	$888,920	$(3,912)		$885,008
Revenues – related party	250,000	(250,000)		—
Total Revenue	$1,138,920	$253,912	(a)	$885,008

Loss on equity method investments	$(151)	$151	(b)	$—

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	$(518,336)	$(356,073)	(c)	$(874,409)

Less Net Loss Allocated to Non -controlling Interest in Consolidated Subsidiary and VIE	(3,656)	(125,000)	(d)	(128,656)

Net Loss Applicable to Rokk3r, Inc Common Stockholders	$(514,680)	$(231,073)		$(745,753)

a)	Aggregate decrease of revenues and revenues -related party for the three months ended March 31, 2019 of $253,912 due to elimination of inter-company revenue as a result of consolidating the VIE.

b)	Decrease of loss on equity method investments for the three months ended March 31, 2019 of $151 as a result of consolidating the VIE.

c)
Increase of net loss attributable to common stockholders before allocation to non-controlling interest for the three months ended March 31, 2019 of $253,761 due to the changes discussed above as a result of consolidating the VIE. Further, $102,312 is the result of Series B Preferred Stock redemption premium for the three months ended March 31, 2019 not previously reported.

d)	Increase of net loss allocated to non-controlling interest for the three months ended March 31, 2019 of $125,000 as a result of consolidating the VIE.

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

Recent Developments

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), a wholly-owned subsidiary of Rokk3r Ops, Inc. (“Rokk3r Ops”), sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operations. As a result of these transactions, Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At March 31, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323. Rokk3r Flamingo did not have any activity during the three months ended March 31, 2019.

On February 11, 2019, Rokk3r Ai Inc. (“Rokk3r Ai”), a wholly-owned subsidiary of Rokk3r Ops, sold 12.5% ownership of Rokk3r Ai to an investor. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5%. Accordingly, as of that date, the Company presented non-controlling interest as a component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIE” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership as of March 31, 2019.

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

On March 29, 2019, Ai VB entered into a Subscription Agreement with a non- affiliated investor (“Investor”) to purchase shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at $0.50 per share or $625,000; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $1.00 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at $0.50 per share, or $125,000, which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $750,001. The Ai VB Shares purchased gave the Investor a 50% equity ownership in Ai VB. The Series A Preferred gave the Investor power and rights to elect two directors to serve on the three-member Board of Directors of Ai VB Board. Subsequent to the three months ended March 31, 2019, the Company received $750,000 of proceeds from this sale of non-controlling interest which resulted in an increase in additional paid in capital to Rokk3r Ops of $375,000. As of March 31, 2019, the Investor has only appointed one member of the Ai VB Board.

Provisions in the Ai VB’s Articles of Incorporation and Bylaws set forth the Ai VB Board’s power and authority to decide, by majority votes, over the Ai VB’s operations through, but not limited to; (i) election/appointment or removal of officers; (ii) determine salaries or other compensation of officers and directors; (iii) designate committees; and (iv) change the number of directors. Furthermore, there were no provisions in Ai VB’s Articles of Incorporation or Bylaws for veto rights that would allow an Ai VB Board member to block significant decision without their consent and there was no operating agreement between Ai VB and its investors. The voting power for appointing two-thirds of the Ai VB Board members, provided by the Series A Preferred, granted the non-affiliated investor significant influence over Ai VB.

In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 810-10-25-22 – Variable Interest Entity, Ai VB was determined to be a variable interest entity (“VIE”) under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investments in Ai VB may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of Ai VB because Rokk3r Ops is the sole service provider (through service agreements) which gives the Rokk3r Ops the rights to receive (and has received) all proceeds from Ai VB’s operation and capital contributions. The Company reassesses its initial evaluation of Ai VB as a VIE upon the occurrence of certain reconsideration events.

During the three months ended March 31, 2019, Rokk3r Ops provided services to Ai VB in the amount of $250,000 which was eliminated in consolidation in accordance with ASC 810. The effects of consolidating Ai VB as of March 31, 2019 had no impact on the Company’s financial position or statement of operations.

On April 23, 2019, Rokk3r Ai’s board agreed to name Toby Matejovsky as an officer and director of Rokk3r Ai, and to enter into an employment agreement with Mr. Matejovsky. As required pursuant to the terms of the employment agreement, Rokk3r Ai granted Mr. Matejovsky 1,813,332 shares of Common Stock and 453,332 shares of Class C Stock. Also, on the same day, Rokk3r Ai board approved the sale of equity to Mr. Matejovsky and to issue new Class C Stock to the then existing shareholders of Rokk3r Ai.

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

Revenue

The Company generated revenues of $885,008 and $0 for the three months ended March 31, 2019 and 2018, respectively. The increase in revenues reflect the commencement of our current revenue producing activities such as providing consulting services. Through our consulting services agreements, we provide "Think," "Co-build," and “Scale” services. We execute "Think Phases" for entrepreneurs and corporations, where we present an experienced team with a problem for four weeks to validate the ideas and refine their strategy. In “Co-build,” our team of strategists, creatives, and engineers seek to solve problems, understand our client’s business and develop a foundation for a technological platform to drive it. For growth, we work with entrepreneurs to help them define financial and growth objectives to develop short, medium and long-term strategies, a service offering we call "Scale." We did not have any revenue producing activities three months ended March 31, 2018.

Operating Expenses

For the three months ended March 31, 2019, we incurred operating expenses in the amount of $1,655,850 compared to $908,278 for the three months ended March 31, 2018, an increase of $747,572 or 82%. The increase was attributable to:

	Three Months Ended March 31,
	2019	2018

Consulting fees - parent	$593,072	$750,000
Consulting fees - other	112,507	—
Compensation expense	259,031	21,633
Contract labor	393,517	—
Legal expense	124,573	75,926
Professional fees	55,681	39,820
Bad debt recovery	(107,779)	—
General and administrative expenses	196,348	20,899
Impairment expense	28,900	—
Total Operating Expenses	$1,655,850	$908,278

Consulting Fees

For the three months ended March 31, 2019, consulting fees – parent decrease by $156,928 or 21% as compared to the three months ended March 31, 2018. The decrease was attributed to additional third-party consultants in 2019.

For the three months ended March 31, 2019, consulting fees – other increased by $112,507 or 100% as compared to the three months ended March 31, 2018. The increase was attributed to additional third-party consultants in 2019.

Compensation Expense

For the three months ended March 31, 2019, compensation expense increased by $237,398 or 1097% as compared to the three months ended March 31, 2018. The increase was attributed to increase in the number of employees during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Contract Labor

For the three months ended March 31, 2019, contract labor increased by $393,517 or 100% as compared to the three months ended March 31, 2018. The increase was attributed to increase in revenue producing activities in 2019 as compared to 2018.

Legal Expense and Professional Fees

For the three months ended March 31, 2019, legal expense increased by $48,647 or 64% as compared to the three months ended March 31, 2018. The increase was attributed to business development of the Company and its subsidiaries in 2019.

For the three months ended March 31, 2019, professional fees increased by $15,651 or 40% as compared to the three months ended March 31, 2018. The increase was attributed to business development of the Company and its subsidiaries in 2019.

Bad Debt Recovery

For the three months ended March 31, 2019, bad debt recovery increased by $107,779 or 100% as compared to the three months ended March 31, 2018. The increase was attributed to the recovery of previously written off uncollectible accounts receivable related to one of the Company’s customers.

General and Administrative Expenses

For three months ended March 31, 2019, general and administrative expenses increased by $175,449 or 840% as compared to three months ended March 31, 2018. The increase was attributed to increase in revenue producing activities and business development in 2019 compared to 2018.

Impairment Expense

For three months ended March 31, 2019, impairment expense increased by $28,900 or 100% as compared to three months ended March 31, 2018. The increase was attributed to the impairment of the carrying balance of the intangible asset acquired in connection to the sale of non-controlling interest in a consolidated subsidiary.

Other Expenses

We incurred other expenses for the three months ended March 31, 2019 in the amount of $1,255 compared to $16,039 for the three months ended March 31, 2018, a decrease of $14,784 or 92%. The decrease was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

Net Loss

We incurred a net loss for the three months ended March 31, 2019 in the amount of $772,097, or $(0.01) per basic and diluted common share, compared to net loss of $924,317 or $(0.01) per basic and diluted common share, for the three months ended March 31, 2018, a change of $152,220 or 17%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $2,321,916 and cash of $1,942,032 as of March 31, 2019 and a working capital of $2,959,543 and cash of $2,297,902 as of December 31, 2018.

			Three Months Ended March 31, 2019
	March 31, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$2,993,833	$3,217,175	$(223,342)	7%
Total current liabilities	(671,917)	(257,632)	414, 436	161%
Working capital:	$2,321,916	$2,959,543	$637,627	22%

The decrease in working capital was primarily attributable to a decrease in current assets of $223,342 and an increase in current liabilities of $414,436.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended March 31,
	2019	2018

Cash used in operating activities	$(371,750)	$(645,703)
Cash used in investing activities	(38,120)	—
Cash provided by financing activities	—	2,212,225
Net (decrease) increase in cash	$(355,870)	$1,566,522

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $317,750 for the three months ended March 31, 2019 as compared to $645,703for the three months ended March 31, 2018, a decrease of $327,953.

•
Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $772,097  adjusted for the add-back on non-cash items such as depreciation expense of $1,343, stock-based compensation expense of $74,979, stock-based compensation for consulting services of $32,000, bad debt recovery of $(107,779), impairment loss of $28,900, changes in operating asset of $(10,619) and changes in operating liability of $414,285.

•
Net cash flow used in operating activities for the three months ended March 31, 2018 primarily reflected a net loss of $924,317 and changes in operating assets and liabilities of $278,614 primarily related to an increase in accounts payable – parent company of $250,000.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $38,120 for the three months ended March 31, 2019 as compared to $0 for the three months ended Mach 31, 2018, an increase of $38,120. The increase was attributed to investment in Rokk3r Flamingo Inc., purchase of property and equipment in 2019 and an advance to our parent of $35,368.

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

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2019, the Company had a net loss of $772,097 and net cash used in operations was $317,750, respectively.

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

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as disclosed below, all unregistered sales of our securities during the three months ended March 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•
During the three months ended March 31, 2019, the Company issued 45,000 shares of common stock of Rokk3r Inc., at fair value of $0.64 per share or $28,800, to an investor pursuant to the sale of non-controlling interest of a consolidated subsidiary.

The shares of Common Stock discussed above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 21, 2018, Rokk3r Flamingo, a wholly-owned subsidiary of Rokk3r Ops, sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operations. On January 17, 2019, Rokk3r Flamingo Inc. and Broad Strategy Fund, LLC, a Delaware limited liability company, entered into a Stock Purchase Agreement pursuant to which Rokk3r Flamingo Inc. sold and issued 500,000 of its common shares to Broad Strategy Fund, LLC in exchange for $50.00.On January 21, 2019, Rokk3r Flamingo Inc. and Rokk3r Fuel Fund 2, L.P., a Florida limited partnership, entered into a Stock Purchase Agreement, pursuant to which Rokk3r Flamingo Inc. sold and issued 500,000 of its common shares to Rokk3r Fuel Fund 2, L.P in exchange for $50.00. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At March 31, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323. Rokk3r Flamingo did not have any activity during the three months ended March 31, 2019.

On February 11, 2019, Rokk3r Ai entered into a Stock Purchase Agreement with Aunken Labs LLC, a Delaware limited liability company, pursuant to which Rokk3r Ai sold: (i) 12.5% ownership or 1,000,000 shares of common stock of Rokk3r Ai; and (ii) 45,000 shares of common stock of Rokk3r Inc. In exchange, Rokk3r Ai received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 87.5%. Accordingly, as of that date, the Company presented non-controlling interest as a component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIE” in the unaudited condensed consolidated statements of operations based on its 12.5% ownership as of March 31, 2019.

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

10.1
Stock Purchase Agreement Dated January 21, 2019, between Rokk3r Flamingo Inc. and Rokk3r Fuel Fund 2, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.2
Stock Purchase Agreement Dated February 11, 2019, between Rokk3r Ai Inc. and Aunken Labs LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.3
Stock Purchase Agreement Dated December 21, 2018, between Rokk3r Flamingo Inc. and Senec LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.4
Stock Purchase Agreement Dated December 21, 2019, between Rokk3r Flamingo Inc. and Wynwood Ventures LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.5
Stock Purchase Agreement Dated January 17, 2019, between Rokk3r Flamingo Inc. and Broad Strategy Fund, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.6
Stockholders Agreement dated February 14, 2019, between Rokk3r Ai Inc. and Rokk3r Ops Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.7
Stockholders Agreement dated December 21, 2018, between Rokk3r Flamingo Inc. and Rokk3r Ops Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019)

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rokk3r Inc.

Date: December 10, 2019	By:	/s/ Nabyl Charania
Nabyl Charania Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)