Form 10-Q/A
period 2019-06-30
Rokk3r Inc.
filed 2019-12-10
CIK 1100778

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 106,472,105 Shares of Common Stock, par value $0.0001 per share, as of August 23, 2019.

 EXPLANATORY NOTE:

As previously disclosed, on November 8, 2019, the Board of Directors of Rokk3r Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2019 (the “Interim Financial Statements”) should no longer be relied upon.

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2019, management determined that it had incorrectly accounted for its variable interest entities (“VIEs”) as equity method investments in its Interim Financial Statements and did not consolidate certain of its VIEs in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2019 (the “Original Filing”).

Based on management’s analysis, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 810-10-25-22 – Consolidation – Variable Interest Entities, the Company determined that the equity investors lacked characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from other parties. Additionally, the Company determined that it is the primary beneficiary of these VIEs because the Company is the sole service provider (some through service agreements), which gave the Company the right to receive (and the Company has received) the proceeds from the VIEs’ operations. Accordingly, the Company restated its unaudited condensed consolidated financial statements to include the consolidated financial position and results of operations of its VIEs since their inception, which occurred during the six months ended June 30, 2019, and is filing this Amendment No. 1 (the “Amendment”) to the Original Filing to:

(i)
Amend and restate Part I, Item 1—Financial Statements to include the financial position and results of operations of its VIEs since their inception, which occurred during the six months ended June 30, 2019, in the Interim Financial Statements;

(ii)	Amend and restate Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the restatement referenced in clause (i);

(iii)	Amend and restate Part II, Item 6—Exhibits to provide updated certifications; and

(iv)	Correct certain typographical errors contained in the Original Filing.

Please see Note 14 - Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements.

This Amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

ROKK3R INC. AND SUBSIDIARIES

Form 10-Q/A
June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$1,481,683	$2,297,902
Accounts receivable, net	693,675	400,182
Prepaid expenses - related party	250,000	425,000
Prepaid expenses	23,629	18,953
Other receivable	477	-
Due from parent company	117,124	75,138
Investment in digital currencies	59,720	-

Total Current Assets	2,626,308	3,217,175

Furniture and equipment, net	22,248	19,015
Intangible assets	160,760	-
Investment in Rokk3r Labs (parent) - cost method	1,000,000	1,000,000

Total Assets	$3,809,316	$4,236,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$237,769	192,225
Accrued expenses	46,135	18,407
Accrued expenses - related party	15,000	15,000
Due to related party	10	-
Deferred revenue	15,300	20,000
Notes payable - other	12,000	12,000

Total Current Liabilities	326,214	257,632

Redeemable Series B Convertible Preferred stock - $0.0001 par value; 4,687,500 shares authorized; 4,085,938 issued and
outstanding at June 30, 2019 and December 31, 2018 (liquidation preference of $2,925,179 and $2,719,419, respectively)	2,925,179	2,719,419

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; Series A non-convertible preferred stock, 1,000,000 authorized;
$0.0001 par value; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 101,472,105 shares issued and outstanding at
June 30, 2019 and December 31, 2018	10,147	10,143
Common stock issuable; 2,261,238 and 1,000,000 shares issuable at June 30, 2019 and December 31, 2018, respectively	226	100
Additional paid in capital	77,101,490	76,217,441
Accumulated deficit	(76,685,263)	(74,968,545)
Total Rokk3r, Inc Stockholders' Equity	426,600	1,259,139
Non-controlling interest in consolidated subsidiary and VIE (Note 5)	131,323	-

Total Stockholders' Equity	557,923	1,259,139

Total Liabilities and Stockholders' Equity	$3,809,316	$4,236,190

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Restated)		(Restated)

Revenues	$1,239,137	$507,845	$2,124,145	$507,845

Operating Expenses:
Consulting fees - parent	819,167	750,000	1,412,238	1,500,000
Consulting fees - other	139,704	-	266,678	-
Compensation expense	379,718	57,306	638,702	57,306
Contract labor	489,029	138,839	882,546	138,839
Legal expense	140,597	75,926	265,170	219,073
Professional fees	61,630	339,665	117,311	333,897
Bad debt (recovery) expense	13,380	-	(94,399)	-
General and administrative expenses	279,379	115,857	461,311	136,756
Impairment loss	40,280	-	69,180	-

Total Operating Expenses	2,362,884	1,477,593	4,018,737	2,385,871

Loss from Operations	(1,123,747)	(969,748)	(1,894,592)	(1,878,026)

Other Income (Expense)
Interest income (expense)	2,195	(16,620)	1,665	(32,659)
Other income (expense), net	(462)	-	(1,185)	-
Loss on equity method investments	(350)	-	(350)	-
Total Other Income (Expense)	1,383	(16,620)	130	(32,659)

Loss Before Provision for Income Taxes	(1,122,364)	(986,368)	(1,894,462)	(1,910,685)

Provision for income taxes	-	-	-	-

Net Loss	(1,122,364)	(986,368)	(1,894,462)	(1,910,685)

Series B Preferred stock redemption premium	(103,448)	-	(205,760)	-

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	(1,225,812)	(986,368)	(2,100,222)	(1,910,685)
Less Net Loss Allocated to Non-controlling Interest in Consolidated Subsidiary and VIE	(241,531)	-	(383,503)	-

Net Loss Applicable to Rokk3r, Inc Common Stockholders	$(984,281)	$(986,368)	$(1,716,719)	$(1,910,685)

Net Loss per Share of Common Stock Outstanding:
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-Average Number of Shares Outstanding:
Basic and Diluted	102,953,530	101,783,317	102,717,876	97,717,445

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
										(Restated)

Balance at December 31, 2018	-	$-	101,427,105	$10,143	1,000,000	$100	$76,217,441	$(74,968,545)	$-	$1,259,139

Common stock issued to consultants for services	-	-	-	-	50,000	5	31,995	-	-	32,000

Stock-based compensation	-	-	-	-	-	-	74,979	-	-	74,979

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(102,312)	-	(102,312)

Sale of non-controlling VIE equity in subsidiary	-	-	45,000	4	-	-	25,283	-	3,613	28,900

Net loss	-	-	-	-	-	-	-	(643,441)	(128,656)	(772,097)

Balance at March 31, 2019	-	$-	101,472,105	$10,147	1,050,000	$105	$76,349,698	$(75,714,298)	$(125,043)	$520,609

Stock-based compensation	-	-	-	-	918,988	92	102,854	-	-	102,946

Series B Preferred stock redemption premium	-	-	-	-	-	-	-	(103,448)	-	(103,448)

Acquisition of Bullfrog Venture LLC	-	-	-	-	292,250	29	159,540	-	-	159,569

Sale of non-controlling VIE equity in subsidiary	-	-	-	-	-	-	488,787	-	511,213	1,000,000

Reallocation of loss due to sale of additional non-controlling interest	-	-	-	-	-	-	611	13,316	(13,316)	611

Net loss	-	-	-	-	-	-	-	(880,833)	(241,531)	(1,122,364)

Balance at June 30, 2019	-	$-	101,472,105	$10,147	2,261,238	$226	$77,101,490	$(76,685,263)	$131,323	$557,923

							Additional
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2017	-	$-	94,828,287	$9,483	-	$-	$71,814,487	$(71,454,325)	$-	$369,645

Stock issued for cash	-	-	3,395,125	339	-	-	2,172,661	-	-	2,173,000

Net loss	-	-	-	-	-	-	-	(924,317)	-	(924,317)

Balance at March 31, 2018	-	$-	98,223,412	$9,822	-	$-	$73,987,148	$(72,378,642)	$-	$1,618,328

Stock issued for cash	-	-	2,441,407	245	-	-	1,562,135	-	-	1,562,380

Net loss	-	-	-	-	-	-	-	(986,368)	-	(986,368)

Balance at June 30, 2018	-	$-	100,664,819	$10,067	-	$-	$75,549,283	$(73,365,010)	$-	$2,194,340

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(1,894,462)	$(1,910,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,815	393
Stock-based compensation	177,925	-
Common stock issued for compensation and consulting services	32,000	-
Bad debt recovery	(94,299)	-
Impairment loss	69,180	-
Loss on equity investments	350	-
Loss on investment on non-controlling interest in consolidated subsidiary	-	-
Change in operating assets and liabilities:
Accounts receivable	(193,146)	(86,752)
Accounts receivable - related parties	-	-
Prepaid expenses	170,369	(15,000)
Accounts payable	45,544	112,658
Accounts payable - parent	-	(250,000)
Deferred revenue	(4,700)	-
Accrued expenses	(2,349)	60,579
Net cash used in operating activities	(1,690,773)	(2,088,807)

Cash Flows from Investing Activities:
Investment in digital currencies	(100,000)	-
Cash paid for equity Investments	(350)	-
Cash acquired from acquisition of Bullfrog Venture LLC	22,938	-
Cash paid for purchase of additional equity in a majority-owned subsidiary	-	-
Due from parent company	(41,986)	-
Purchases of property and equipment	(6,048)	(8,711)
Net cash used in investing activities	(125,446)	(8,711)

Cash Flows from Financing Activities:
Cash proceed from sale of non-controlling VIE equity	1,000,000	-
Payments on parent advances	-	(4,810)
Cash proceeds from sale of common stock	-	3,735,380
Net cash provided by financing activities	1,000,000	3,730,570

Change in Cash	(816,219)	1,633,052

Cash at beginning of period	2,297,902	-

Cash at end of period	$1,481,683	$1,633,052

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Subscription Receivable	$75	$-
Common shares issued in connection with purchase of intangible assets	$28,900	$-
Series B Preferred stock redemption premium	$205,760	$-

Net Assets Acquired in Acquisition:
Cash	$22,938	$-
Account receivable	6,500	-
Deposit	45	-
Intangible asset	160,760	-
Accrued expenses	(30,664)	-
Common stock issued in connection with the acquisition of Bullfrog Ventures, LLC	$159,579	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Rokk3r Inc. was formerly known as Eight Dragons Company, a Nevada corporation. The predecessor was incorporated in Delaware on September 27, 1996 and on October 24, 2007 changed its state of incorporation from Delaware to Nevada by means of a merger with and into Eight Dragons Company. On March 23, 2018, the Company changed its name to Rokk3r Inc. In connection with this name change, on June 18, 2018, the Company’s trading symbol was changed to “ROKK.”

The Company generates revenues primarily from consulting services agreements focused on education, consulting, development and growth. Agreements are individually negotiated and are meant to help entrepreneurs and business professionals to innovate and create high growth companies through training, mentors, and access to our global network of advisors, investors and business builders.

In connection with the new business initiatives, the Company has formed or acquired the following subsidiaries and variable interest entities:

•	Rokk3r Ops Inc. (“Rokk3r Ops”), a company incorporated in Florida on May 16, 2018 and wholly owned by the Company that provides our "Think Phase", "Co-build", and “Scale” services.

•	Rokk3r Ai Inc. (“Rokk3r Ai”), a company incorporated in Delaware on November 20, 2018 and a majority-owned subsidiary of Rokk3r Ops. As of June 30, 2019, Rokk3r Ai is not yet operational (see Note 5).

•	Bullfrog Ventures, LLC (“Bullfrog”), a company incorporated in Florida on May 20, 2016, was acquired by the Company on May 21, 2019 and is a wholly owned subsidiary of the Company (see Note 6).

•	ROKKCB10, Inc. (“ROKKCB10”), a company incorporated in Delaware on June 11, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of June 30, 2019, ROKKCB10 is not yet operational.

•	Termo VB, Inc. (“Termo VB”), a company incorporated in Delaware on June 20, 2019, and a wholly owned subsidiary of Rokk3r Ops. As of June 30, 2019, Termo VB is not yet operational.

•	B3riblock, Inc. (“B3riblock”), a company incorporated in Delaware on October 15, 2018, and a variable interest entity under Rokk3r Ops.

•	Ai Venture Builder, Inc. (“Ai VB”), a company incorporated in Delaware on March 22, 2019, and a variable interest entity under Rokk3r Ops.

•	Cargologik, Inc. (“Cargologik”), a company incorporated in Delaware on May 3, 2019, and a variable interest entity under Rokk3r Ops.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes unaudited condensed consolidated financial statements of the Company, its wholly owned and majority owned subsidiaries, which are inactive as of June 30, 2019, except Rokk3r Ops and Bullfrog, and variable interest entities (“VIE”) for which the Company has been determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The Company consolidates its wholly owned and majority owned subsidiaries and entities that are VIEs where Rokk3r Ops is determined to be the primary beneficiary. The Company’s consolidated financial statements include the accounts of: Rokk3r Inc, Rokk3r Ops, Rokk3r Ai, Bullfrog, ROKKCB10, Termo VB, Ai VB, B3riblock and Cargologik (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Non-Controlling Interest:

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

Variable interest entities:

On March 26, 2019, Rokk3r Ops entered into a Subscription Agreement (the “Subscription Agreement”) Ai VB to purchase equity in Ai VB which gave Rokk3r Ops a 50% equity ownership (see Note 5).

On October 15, 2018, B3riblock was incorporated, as a wholly-owned subsidiary of Rokk3r Ops and its investment in B3riblock was consolidated during the quarter ended March 31, 2019. On June 5, 2019, B3riblock sold 60% equity ownership to a third-party investor which reduced Rokk3r Ops equity ownership from 100% to 40% (see Note 5).

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

On May 3, 2019, Cargologik was incorporated, as a wholly-owned subsidiary of Rokk3r Ops. On May 28, 2019, Cargologik sold 50% equity ownership to a third-party investor which reduced Rokk3r Ops equity ownership from 100% to 50% (see Note 5).

The Company presented non-controlling interest from the majority-owned subsidiary and VIEs as a component of equity on the Company’s unaudited condensed consolidated balance sheets under “Non-controlling interest in consolidated subsidiary and VIEs” and reported non-controlling interest net income or loss under “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIEs” in the unaudited condensed consolidated statements of operations based on the respective non-controlling interest ownership as of June 30, 2019.

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

Accounts Receivable

Accounts receivable are stated at their net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customer to make required payments. Any required allowance is based on specific analysis of past due accounts and considers historical trends if write-offs. Past due is based on how recently payments have been received from customers. The Company’s collection experience has been favorable and does not believe that an allowance for bad debt is needed. During the six months ended June 30, 2019, the Company recovered $107,779 of account receivable previously written off which reduced the allowance for bad debt balance to $0. As of June 30, 2019, and December 31, 2018, the recorded allowance for bad debt were $0 and $148,982, respectively.

Investments in Digital Currencies

The Company believes that digital currencies meet the definition of indefinite-lived intangible assets and accounts for them at historical cost less impairment, applying the guidance in ASC 350, Intangibles — Goodwill and Other. There are uncertainties related to the application of ASC 350 to digital currencies, as it does not appropriately reflect the economics associated with digital currencies. However, in the absence of standards that specifically address the accounting for digital currencies, the Company believes that it must apply existing accounting standards in accounting for its investment in digital currencies. The FASB does not have a standard-setting project on digital currencies or other similar digital assets on its agenda, but an industry trade group has requested that the FASB address the accounting for cryptocurrencies, a category of digital asset under which the Company believes that digital currencies fall. Accordingly, the FASB staff has researched blockchain technology and cryptocurrency market activities and the accounting challenges they present. The Company monitors any standard-setting, regulatory or technological developments that may affect the Company’s accounting for digital currencies or its controls and processes related to digital currencies.

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

Impairment of Intangible Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes impairment losses when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2018, there were no impairment losses incurred. During the six months ended June 30, 2019, the Company recorded an aggregate impairment loss of $69,180 of which $28,900 was related to the impairment of intangible assets in a subsidiary (see Note 5) and $40,280 was related to the impairment of digital currencies as discussed above under “Investments in Digital Currencies”.

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

	June 30,
	2019	2018

Convertible debt	—	750,000
Series B Preferred Stock	4,085,938	—
	4,085,938	750,000

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2019, the Company had a net loss of $1,894,462 and net cash used in operations was $1,690,773, respectively.

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

Rokk3r Flamingo, Inc.

On December 21, 2018, Rokk3r Flamingo, Inc. (“Rokk3r Flamingo”), then a wholly-owned subsidiary of Rokk3r Ops, sold additional equity of Rokk3r Flamingo to several investors in order to raise capital and commence operation. As a result of these transactions Rokk3r Ops’ ownership and voting interest decreased from 100% to 35%. At June 30, 2019, Rokk3r Ops owned 35% of Rokk3r Flamingo and accounts for the investment in Rokk3r Flamingo under the equity method of accounting in accordance with ASC 323.

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

NOTE 5 – NON-CONTROLLING INTEREST

On February 11, 2019, Rokk3r Ai entered into a Stock Purchase Agreement (the “Rokk3r Ai SPA”) with a non-affiliated party, a Delaware limited liability company (the “Purchaser”), pursuant to which Rokk3r Ai sold (i)12.5% ownership or 1,000,000 shares of common stock (the “Rokk3r Ai Stock”) of Rokk3r Ai at par value of $0.0001 per share, for a total amount of $100, and (ii) 45,000 shares of common stock (the “Rokk Stock”) of the Company at fair value of $0.64 per share, for a total amount of $28,800. In exchange for the Rokk3r Ai Stock and Rokk Stock, Rokk3r Ai received intangible assets that include but are not limited to, computer code, service brand, social media accounts, customer prospect lists, and all intangible rights, including but not limited to all goodwill in or arising from the business as a going concern (collectively, the “Intangible Assets”). The total fair value of consideration amounting to $28,900 was allocated to the Intangible Assets under Rokk3r Ai. At March 31, 2019, the Company performed an impairment test of the Intangible Assets and concluded based on the information available at that time, the carrying value of the Intangible Assets were impaired. An aggregate amount of $28,900, representing the full impairment of the Intangible Assets, was charged to impairment expense during the six months ended June 30, 2019.

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

On April 12, 2019, Rokk3r Ai entered into a Stock Purchase Agreement (“SPA”) with a non-affiliated party, Rokk3r Ops and the Executive (the “Purchasers”) for sale of additional equity. Pursuant to the Rokk3r Ai SPA, Rokk3r Ai:

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

As a result of the above transactions, Rokk3r Ops’ ownership in Rokk3r Ai decreased from 100% to 50% and voting interest in Rokk3r Ai decreased from 100% to 75%, with Rokk3r Ops retaining control over Rokk3r Ai. The Company accounted the for sale of the non-controlling interest as an equity transaction in accordance with ASC 810 and no gain or loss was recognized in the accompanying unaudited condensed consolidated statement of operations. The Company presented the non-controlling interest as a separate component of equity on its unaudited condensed consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary and VIE” and reported non-controlling interest net income or loss under the heading “Net (income) loss allocated to non-controlling interest in consolidated subsidiary and VIEs” in the unaudited condensed consolidated statements of operations based on its 50% ownership and the allocation of income (loss) was adjusted to reflect the change in the non-controlling interest in the subsidiary from 12.5% to 50% as of June 30, 2019.

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

On March 29, 2019, Ai VB entered into a Subscription Agreement with a non- affiliated investor (“Investor”) to purchase shares of Ai VB consisting of; (i) 1,250,000 shares of Ai VB common stock at $0.50 per share or $625,000; (ii) one share of Ai VB Series A Preferred Stock (“Series A Preferred”) at par value of $1.00 per share which represent 100% of the authorized Series A Preferred and has voting rights equal to the number of outstanding common stock multiplied by nine; and (iii) 250,000 shares of Ai VB Series C Preferred Stock (“Series C Preferred”) at $0.50 per share, or $125,000, which represent 25% of the authorized Series C Preferred, convertible into shares of common stock in the ratio of one-to-one and has one voting right per share (collectively the “Ai VB Shares”), for an aggregate purchase price $750,001. The Ai VB Shares purchased gave the Investor a 50% equity ownership in Ai VB. The Series A Preferred gave the Investor power and rights to elect two directors to serve on the three-member Board of Directors of Ai VB Board. This sale of non-controlling interest resulted in an increase in additional paid in capital to Rokk3r Ops of $375,000. As of June 30, 2019, the Investor has only appointed one member of the Ai VB Board.

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

During the three and six months ended June 30, 2019, Rokk3r Ops provided services to Ai VB in the amount of $450,000 and $700,000, respectively, which were eliminated in consolidation in accordance with ASC 810. The effects of consolidating Ai VB as of June 30, 2019 resulted in an increase in current assets of $350,151.

B3riblock, Inc.

On October 15, 2018, B3riblock was incorporated in the State of Delaware and issued 10,000 shares of its common stock, at per share par value of $0.001 to Rokk3r Ops making it a wholly owned subsidiary of Rokk3r Ops.

On June 5, 2019, B3riblock entered into a Stock Purchase Agreement (the “B3riblock SPA”) with Rokk3r Ops and a non-affiliated investor (“Investor”), a Columbian corporation, in order to raise capital and commence operations. Pursuant to the B3riblock SPA, B3riblock sold shares to Rokk3r Ops consisting of; (i) 1,990,000 shares of B3riblock common stock at a purchase price of $0.0001 per share, total purchase amount of $199; (ii) one share of B3riblock Series A Preferred Stock (“Series A”) at a purchase price of $1.00, which represent 100% of the authorized Series A and has no voting rights; and (iii) 500,000 shares of B3riblock Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $50, which represents 40% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share and rights to elect one director to serve on the three member Board of Directors of B3riblock, (collectively “B3riblock Shares”), for a total purchase price of $250. The total B3riblock Shares purchased by Rokk3r Ops together with the 10,000 shares of B3riblock common stock already owned gave Rokk3r Ops 40% equity ownership in B3riblock.

In addition, pursuant to the B3riblock SPA, B3riblock sold shares to an Investor consisting of; (i) 3,000,000 shares of B3riblock common stock at a purchase price of $0.0001 per share, total purchase amount of $300; (ii) one share of B3riblock Series B Preferred Stock (“Series B”) at a purchase price of $1.00, which represent 100% of the authorized Series B and has no voting rights; and (iii) 750,000 shares of B3riblock Series C Preferred Stock (“Series C”) at a purchase price of $0.0001 per share, total purchase price of $75, which represents 60% of the authorized Series C, convertible into shares of common stock in the ratio of one-to-one, has one voting right per share and rights to elect two director to serve on the three member Board of Directors of B3riblock (“ B3riblock Board”), (collectively “B3riblock Shares”), for a total purchase price of $376. The total B3riblock Shares purchased gave the Investor 60% equity ownership in B3riblock.

In accordance with ASC 810-10-25-22 – Variable Interest Entity, B3riblock was determined to be a VIE under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investments in B3riblock may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of B3riblock because Rokk3r Ops is the sole service provider (through service agreements) which gives Rokk3r Ops the right to receive (and has received) the proceeds from B3riblock’s operation. The Company reassesses its initial evaluation of B3riblock as a VIE upon the occurrence of certain reconsideration events.

During the three and six months ended June 30, 2019, Rokk3r Ops provided services to B3riblock in the amount of $15,484 and $19,396, respectively, which were eliminated in consolidation in accordance with ASC 810.

Cargologik, Inc.

On May 3, 2019, Cargologik was incorporated in Delaware as a wholly owned subsidiary of Rokk3r Ops. On the date of incorporation, the Board of Directors of Cargologik (“Cargologik Board”) approved the sale of 500,000 shares of Cargologik common stock at par value of $0.0001 per share with total sale price of $50 to Rokk3r Ops.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

On May 28, 2019, Cargologik entered into a Stock Purchase Agreement (the “Cargologik SPA”) with a non-affiliated party, a British Virgin Islands corporation. Pursuant to the Cargologik SPA, the non-affiliated party, purchased 500,000 shares of Cargologik common stock at a purchase price of $0.50 per share, for a total purchase price of $250,000 (“Purchase Price”) of which 50% or $125,000 of the Purchase Price was paid in cash and a Promissory Note was issued by the non-affiliated party, for the remaining 50% balance of the Purchase Price. The Promissory Note matured on July 28, 2019 and was paid in full before the maturity date. This sale of non-controlling interest resulted in an increase in additional paid in capital to Rokk3r Ops of $125,000.

In accordance with ASC 810-10-25-22 – Variable Interest Entity, Cargologik was determined to be a VIE under Rokk3r Ops, because the equity investors do not have the characteristics of a controlling financial interest and the initial equity investments in Cargologik may be or are insufficient to meet or sustain its operations without additional subordinated financial support from other parties (see Note 2). Rokk3r Ops is the primary beneficiary of Cargologik because Rokk3r Ops is the sole service provider (through service agreements) which gave the Rokk3r Ops the rights to receive (and has received) the proceeds from Cargologik’s operation. The Company reassesses its initial evaluation of Cargologik as a VIE upon the occurrence of certain reconsideration events. The effects of consolidating Cargologik as of June 30, 2019 resulted in an increase in current assets of $250,100.

During the three and six months ended June 30, 2019, Rokk3r Ops provided services to Cargologik in the amount of $14,135 for both periods, which were eliminated in consolidation in accordance with ASC 810.

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

NOTE 6 – ACQUISITION OF BULLFROG VENTURES, LLC

On May 21, 2019 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Bullfrog, a Florida limited liability company (“Bullfrog”), from its members pursuant to the terms and conditions of the Membership Interest Purchase Agreement entered into among the Company and the Bullfrog members on the Closing Date (the “Purchase Agreement”). Bullfrog is a Florida based consulting company with a focus on technologies related to the insurance industry. The Company acquired Bullfrog primarily for the knowledge and experience of its workforce and business model with the sole intent of bringing Bullfrog’s executives, and their business model under the Company’s newly created Insurtech division. On May 31, 2019 the Company entered into an employment agreement with two former members of Bullfrog (see Note 12).

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

The information, observer, inspection and advisory board rights will terminate (i) immediately before the consummation of the IPO, (ii) when the Company first becomes subject to the periodic reporting requirements of Section 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended, or (iii) upon the closing of a deemed liquidation event (as defined in the Investor Rights Agreement), whichever event occurs first.

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

As of June 30, 2019, and December 31, 2018, 4,085,938 shares of Series B Preferred were issued and outstanding. The Company also recorded a redemption premium of $104,419 in connection with the issuance of the Series B Preferred during the year ended December 31, 2018 and $205,760 during the six months ended June 30, 2019, for an aggregate redemption premium of $310,178.

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

As of June 30, 2019, and December 31, 2018, there were no outstanding shares of Series A Preferred stock.

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

•	292,250 shares of common stock of Rokk3r Inc., at fair value of $0.546 per share or $159,569, in connection with the Bullfrog acquisition (see Note 6).
•
an aggregate of 918,988 shares of common stock of Rokk3r Inc., at fair value of $0.70 per share or $643,292, to two executives pursuant to their employment agreements. These common shares vest equally over a four-year term with the first vesting tranche on May 31, 2020. The Company recognized $27,921 of stock-based compensation expense related to these shares for the three and six months ended June 30, 2019 (see Note 12).

Equity Compensation Plans

2017 Omnibus Equity Compensation Plan

On April 12, 2017, the Board adopted the 2017 Omnibus Equity Compensation Plan and reserved 5,000,000 shares of common stock for future issuance under the 2017 Omnibus Equity Compensation Plan. As of June 30, 2019, and December 31, 2018, no grants have been made under the 2017 Omnibus Equity Compensation Plan.

2018 Equity Incentive Plan

On March 7, 2018, the Board approved, and on March 28, 2018, our shareholder approved, by written consent, the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. A total of 15,000,000 shares of the Company’s common stock were reserved under the 2018 Equity Incentive Plan. The shares authorized under the 2018 Equity Incentive Plan automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. As of June 30, 2019, and December 31, 2018, no grants have been made under the plan.

Approved Grant of Common Stock as Incentive for Employees and Contractors

On November 16, 2018, our Board approved the grant of stock-based awards of its common stock by Rokk3r Ops Inc. as signing bonuses to attract innovative, creative and experience individuals to join by Rokk3r Ops Inc. in the aggregate amount of not more than $352,000, represented by 550,000 shares, to be vested as per an agreed upon vesting schedule (the “Vesting Date”). At Vesting Date, the shares shall be issued; notwithstanding the foregoing, the Board may at any time accelerate the Vesting Date.  As of June 30, 2019, and December 31, 2018, although the share issuances were approved, no shares pursuant to the foregoing have been issued.

NOTE 10– CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At June 30, 2019 and December 31, 2018, the Company had a cash balance of $1,481,683 and $2,297,902, respectively. The Company has not experienced any losses in such accounts through June 30, 2019.

Concentrations of Revenue

•
During the six months ended June 30, 2019, the Company had revenues of $2,124,145 of which 16% and 11% were from two of the Company’s customers. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

•
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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Concentrations of Accounts Receivables

•	During the six months ended June 30, 2019, the Company had net account receivables of $693,675 of which 25%, 15% and 11% were from three of the Company’s customers.
•	During the year ended December 31, 2018, the Company had net accounts receivables of $400,182 of which 42% was from a customer.

NOTE 11– RELATED-PARTY TRANSACTIONS

Due from Parent Company

Rokk3r Labs leases office space, from a third party, which it shares with the Company through a verbal agreement. The Company pays for the rent expense and accordingly allocates Rokk3r Lab’s their share of the expense. During the six months ended June 30, 2019, the Company advanced Rokk3r Labs, its controlling shareholder, $41,986 primarily for their share of the office lease. The advances are non-interest bearing and are payable on demand. At June 30, 2019 and December 31, 2018, the Company had $117,124 and $75,138 due from Rokk3r Labs, respectively.

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

Trademark License Agreement – Parent Company

On November 15, 2018, the Company entered into a Trademark License Agreement with Rokk3r Labs. Pursuant to which, Rokk3r Labs granted the Company and its subsidiaries, a limited, worldwide, non-exclusive, non-transferable, license to use the trademark ROKK3R in word form and in all style and design variations used to date by Rokk3r Labs or its authorized licensees, until November 12, 2019. The agreement may automatically renew for successive one-year terms unless terminated by either party. If a party elects not to renew the agreement, that party shall provide a notice of that intention to the other party at least 30 days prior to the renewal date. Pursuant to the agreement, the Company shall pay an annual fee of $120,000, payable on the anniversary of the effective date of the agreement. During the three and six months ended June 30, 2019, the Company recorded $30,000 and $60,000 of license fee expense, respectively. As of June 30, 2019, $15,000 of the license fee was accrued under accrued expense – related party, in the unaudited condensed consolidated balance sheet, in connection with the Trademark License Agreement.

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

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Stock Purchase Agreement

On November 2, 2018, the Company entered into a stock purchase agreement (the “ExO SPA”) with ExO Foundation Inc., a Delaware public benefit corporation (“EXO”) which is owned and controlled by Salim Ismail, a member of the Board of Directors of the Company. Pursuant to the ExO SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into a Simple Agreement for Future Equity with Token Allocation (the “Safe-T Agreement”).

Pursuant to the ExO SPA, EXO agreed that during the 24 month period after the date of execution of the Safe-T Agreement, EXO will not directly or indirectly, sell or engage in any transaction that will result in a change in the beneficial or record ownership of 50% of the common stock issued to EXO pursuant to the ExO SPA. Further, pursuant to the ExO SPA, EXO agreed not to transfer any of the common stock issued to EXO pursuant to the ExO SPA during the 24 month period after the date of execution of the Safe-T Agreement without first giving the Company written notice of such proposed transfer and allowing the Company the option to purchase the common stock at issue on the same terms as contemplated by such proposed transfer.

The ExO SPA includes customary representations, warranties and covenants by the Company and EXO and customary closing conditions. As of June 30, 2019, no shares of common stock had been issued in connection with the ExO SPA. In July 2019, the Company issued the 5,000,000 common shares (see Note 13).

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

Stock Purchase Agreement

On November 2, 2018, the Company entered into the ExO SPA with EXO which is affiliated with a member of the Board of Directors of the Company. Pursuant to the ExO SPA, the Company agreed to issue and sell to EXO, 5,000,000 shares of the Company’s common stock in exchange for EXO and the Company entering into the Safe-T Agreement as discussed above in Note 11. In July 2019, the Company issued the 5,000,000 shares (see Note 13).

Safe-T Agreement

On November 2, 2018, the Company and EXO which is affiliated with a member of the Board of Directors of the Company, entered into the Safe-T Agreement. Pursuant to the Safe-T Agreement, at EXO’s election, the Company has the right to purchase a number of units of Tokens to be used in a software network platform or application built by EXO and its affiliates, equal to the Purchase Amount, as such term is defined in the Safe-T Agreement, divided by the Price Per Token, as such term is defined in the Safe-T Agreement and discussed above in Note 11.

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

NOTE 14 – RESTATEMENT

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2019, management determined that it had incorrectly accounted for its VIEs as equity method investments in its unaudited condensed consolidated financial statements for the period ended June 30, 2019 (the “Interim Financial Statements”) and did not consolidate certain of its VIEs in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, as originally filed with the SEC on August 26, 2019 (the “Original Filing”).

Based on management’s analysis, in accordance with ASC 810-10-25-22 – Consolidation – Variable Interest Entities, the Company determined that the equity investors lacked the characteristics of a controlling financial interest and the initial equity investments in these entities may be or were insufficient to meet or sustain its operations without additional subordinated financial support from other parties. Additionally, the Company determined that it is the primary beneficiary of these VIEs because the Company is the sole service provider (some through service agreements), which gave the Company the right to receive (and the Company has received) the proceeds from the VIEs’ operations. Accordingly, the Company restated its unaudited condensed consolidated financial statements to include the consolidated financial position and results of operations of its VIEs since their inception, which occurred during the six months ended June 30, 2019, which is included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for quarter ended June 30, 2019.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Accordingly, the Company’s unaudited condensed consolidated balance sheet at June 30, 2019 and for the three and six months ended June 30, 2019 and the condensed consolidated statements of operations have been restated herein. The effect of correcting this error in the Company’s condensed consolidated financial statements at June 30, 2019 and for the three and six months ended June 30, 2019 are shown in the table as follows:

Condensed Consolidated Balance Sheet Data (Unaudited):

	June 30, 2019
	As Previously Reported	Adjustments			Restated

Cash	$881,181		$600,502	(a)	$1,481,683
Accounts receivable - related parties	$333,531		$(333,531)	(b)	$—
Other receivables	$508		$(31)	(b)	$477
Total Assets	$3,542,376		$266,940	(c)	$3,809,316

Due to related parties	$37		$(27)	(d)	$10
Total Liabilities	$326,241		$(27)		$326,214

Stockholders’ Equity:
Additional paid in capital	$76,615,605		$485,885	(e)	$77,101,490
Accumulated deficit	$(76,320,829)		$(364,434)	(f)	$(76,685,263)
Total Rokk3r, Inc. Stockholders' Equity	$305,149		$121,451		$426,600
Non-controlling interest in consolidated subsidiary and VIEs (Note 5)	$(14,193)		$145,516	(g)	$131,323
		$
Total Stockholders’ Equity	$557,923		$266,967	(h)	$557,923
Total Liabilities and Stockholders’ Equity	$3,542,376		$266,940		$3,809,316

a)	Increase of cash balance of $600,502 which was the total cash balance of the consolidated VIEs as of June 30, 2019.

b)	Decrease of accounts receivable - related parties and other receivables of $333,531 and $31, respectively, due to elimination of inter-company receivables as a result of consolidating the VIEs.

c)	Aggregate increase in total assets of $266,940 from above changes as a result of consolidating the VIEs.

d)	Decrease of due to related parties of $27 due to elimination of inter-company balance as a result of consolidating the VIEs.

e)	Increase of additional paid in capital of $485,885 due to addition of VIEs’ paid-in-capital attributed to the Company as a result of consolidating the VIEs.

f)	Increase of accumulated deficit of $364,434 due to addition of VIEs’ net loss attributed to the Company as a result of consolidating the VIEs.

g)	Increase of non-controlling interest in consolidated VIEs of $145,516 due to addition of VIEs’ non-controlling interest attributed to the VIEs as a result of consolidating the VIEs.

h)	Aggregate increase in total liabilities and stockholders’ equity of $266,940 from above changes as a result of consolidating the VIEs.

ROKK3R INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Consolidated Statement of Operations (Unaudited):

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
	As Previously Reported	Adjustments		Restated	As Previously Reported	Adjustments		Restated

Revenues	$1,235,225	$3,912		$1,239,137	$2,124,145	$—		$2,124,145
Revenues – related party	483,531	(483,531)		—	733,531	(733,531)		—
Total Revenue	1,718,756	(479,619)	(a)	1,239,137	2,857,676	(733,531)	(a)	2,124,145

Loss from Operations	$(643,853)	$(479,894)	(b)	$(1,123,747)	$(1,160,785)	$(733,807)	(b)	$(1,894,592)
Loss on equity method investments	$(701)	$351	(c)	$(350)	$(852)	$502	(c)	$(350)

Net Loss Attributable to Common Stockholders Before Allocation to Non-controlling Interest	(746,269)	(479,543)	(d)	(1,225,812)	(1,366,917)	(733,305)	(d)	(1,894,942)

Less Net Loss Allocated to Non -controlling Interest in Consolidated Subsidiary and VIEs	(8)	(241,523)	(e)	(241,531)	(14,633)	(368,870)	(e)	(383,503)

Net Loss Applicable to Rokk3r, Inc. Common Stockholders	$(746,261)	$(238,020)		$(984,281)	$(1,352,284)	$(364,435)		$(1,716,719)

a)
Decrease of revenues -related party for the three and six months ended June 30, 2019 of $479,619 and $733,531, respectively, due to elimination of inter-company revenue as a result of consolidating the VIEs.

b)
Increase in loss from operations for the three and six months ended June 30, 2019 of $479,619 and $733,531, respectively, due to elimination of inter-company revenue and change in the general and administrative expenses for the three and six months ended June 30, 2019 of $275 and $276, respectively, as a result of consolidating the VIEs.

c)	Decrease of loss on equity method investments for the three and six months ended June 30, 2019 of $351 and $502, respectively, is a result of consolidating the VIEs.

d)
Increase of net loss attributable to common stockholders before allocation to non-controlling interest for the three and six months ended June 30, 2019 of $479,894 and $733,305, respectively, due to the changes discussed above as a result of consolidating the VIEs.

e)	Increase of net loss allocated to non-controlling interest for the three and six months ended June 30, 2019 of $241,523 and $368,870, respectively, as a result of consolidating the VIEs.

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

Forward-Looking Statements

The information herein contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

During the six months ended June 30, 2019, we worked on a total of 19 Think Phases, compared to 12 Think Phases for the entirety of 2018. As a result of increased quality and more comprehensive engagements, the average revenue per Think Phase has increased by 19% year-over-year. During 2019, we have been able to convert three of these Think Phases into Cobuild projects, with two more under negotiation. The Company also closed two new Scale contracts during 2019, which served to replace one Scale contract completed at the end of 2018.

2019 year-to-date contracted bookings are over $12 million, of which we expect over $8 million to be recognized as revenue in 2019. This would represent a growth of 247% compared to the $2,301,939 of reported revenue for the entirety of 2018. However, there can be no assurance that the foregoing will occur as planned.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

The Company generated revenues of $1,239,137 and $507,845 for the three months ended June 30, 2019 and 2018, respectively. The 144% increase in revenues reflects the growth of our revenue-producing activities, such as providing strategic consulting services (Think, Cobuild, and Scale) and launching our Venture Builder model.

The Company generated revenues of $2,124,145 and $507,845 for the six months ended June 30, 2019 and 2018, respectively. The 318% increase in revenues reflects the commencement and growth of our revenue-producing activities, such as providing strategic consulting services (Think, Cobuild, and Scale) and launching our Venture Builder model.

Operating Expenses

We incurred operating expenses in the amount of $2,362,844 and $4,018,737 for the three and six months ended June 30, 2019, respectively, compared to $1,477,593 and $2,385,871 for the three and six months ended June 30, 2018, respectively, representing an increase of $885,291, or 60%, and $1,632,866, or 68%, respectively.  The increase in operating expenses is the result of the costs associated with our increase in revenue generating activities (Think, Cobuild, and Scale services).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Consulting fees - parent	$819,167	$750,000	$1,412,238	$1,500,000
Consulting fees - other	139,704	—	266,678	—
Compensation expense	379,718	57,306	638,702	57,306
Contract labor	489,029	138,839	882,546	138,839
Legal expense	140,597	75,926	265,170	219,073
Professional fees	61,630	339,665	117,311	333,897
Bad debt expense (recovery)	13,380	—	(94,399)	—
General and administrative expenses	279,379	118,857	461,311	136,756
Impairment of intangible asset	40,280	—	69,180	—
Total	$2,362,884	$1,477,593	$4,018,737	$2,385,871

Consulting Fees

For the three months ended June 30, 2019, total consulting fees increased by $208,871, or 128%, as compared to the three months ended June 30, 2018. The increase was attributed to additional third-party consultants in 2019.

For the six months ended June 30, 2019, total consulting fees increased by $178,916, or 112%, as compared to the six months ended June 30,2018. The increase was attributed to additional third-party consultants in 2019.

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

For the six months ended June 30, 2019, compensation expense increased by $581,396 or 1,015%, as compared to the six months ended June 30, 2018. The increase was attributed to an increase in stock-based compensation of $177,878 and an increase in salaries and benefits of $403,518 during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The Company had no compensation expenses for the first 5 months of 2018.

Contract Labor

For the three months ended June 30, 2019, contract labor increased by $350,190, or 252%, as compared to the three months ended June 30, 2018. The increase was attributed to an increase in revenue producing activities in 2019 as compared to 2018.  Rokk3r utilizes a staff on demand model to conduct a large portion of its Think Phase, Cobuild, and Scale delivery. The increase in expense year-over-year is directly attributable to the increase in our revenue-generating activities (Think Phase, Cobuild, Scales and Venture Builder projects). Expenses are expected to continue to grow for the remainder of 2019 as a result of increasing consulting revenue, team and portfolio.

For the six months ended June 30, 2019, contract labor increased by $743,707, or 536%, as compared to the six months ended June 30, 2018. The increase was attributed to an increase in revenue producing activities in 2019 as compared to 2018. The increase in expense year-over-year is directly attributable to the increase in our revenue-generating activities (Think Phase, Cobuild, Scales and Venture Builder projects). Expenses are expected to continue to grow for the remainder of 2019 as a result of increasing consulting revenue, team and portfolio.

Legal Expense and Professional Fees

For the three months ended June 30, 2019, legal and professional fees decreased by $213,364, or 51%, as compared to the three months ended June 30, 2018. The decrease was attributed to business development of the Company and its subsidiaries in 2018.

For the six months ended June 30, 2019, legal and professional fees decreased by 170,489, or 31%, as compared to the six months ended June 30, 2018. The decrease was attributed to business development of the Company and its subsidiaries in 2018.

Bad Debt (Recovery) Expense

For the three months ended June 30, 2019, bad debt expense increased by $13,380, or 100%, as compared to the three months ended June 30, 2018. The increase was attributed to the write off of uncollectible account receivables related to one of the Company’s customers.

For the six months ended June 30, 2019, bad debt (recovery) increased by $(94,399), or 100%, as compared to the six months ended June 30, 2018. The increase was attributed to the recovery of previously written off uncollectible account receivables related to one of the Company’s customers.

General and Administrative Expenses

For the three months ended June 30, 2019, general and administrative expenses increased by $163,522, or 141%, as compared to the three months ended June 30, 2018. The increase was attributed to an increase in revenue producing activities and business development in 2019 compared to 2018.

For the six months ended June 30, 2019, general and administrative expenses increased by $324,555, or 237%, as compared to the six months ended June 30, 2018. The increase was attributed to an increase in revenue producing activities and business development in 2019 compared to 2018.

Impairment of Intangible Asset

For the three months ended June 30, 2019, impairment of intangible asset increased by $40,280 or 100% as compared to the three months ended June 30, 2018. The increase was attributed to the impairment of the cost of investment in digital currencies acquired in 2019.

For the six months ended June 30, 2019, impairment of intangible asset increased by $69,180 or 100% as compared to the six months ended June 30, 2018. The increase was attributed to the $28,900 impairment of the carrying balance of the intangible asset acquired in connection to the sale of non-controlling interest in a consolidated subsidiary and $40,280 of the cost of investment in digital currencies acquired in 2019.

Other Expenses

We incurred other income for the three months ended June 30, 2019 in the amount of $1,383 compared to other (expenses) of $(16,620) for the three months ended June 30, 2018, representing a change of $18,003, or 108%. The change was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

We incurred other income for the six months ended June 30, 2019 in the amount of $130 compared to other expenses of ($32,659) for the six months ended June 30, 2018, representing a decrease of $32,789, or 100%. The decrease was primarily attributed to interest expense related to the Firstfire convertible promissory note which was fully converted in the third quarter of 2018.

Net Loss

We incurred a net loss for the three months ended June 30, 2019 in the amount of $1,122,364, or $(0.01) per basic and diluted common share, compared to net loss of $986,368, or $(0.01) per basic and diluted common share, for the three months ended June 30, 2018, representing a change of $135,996, or 14%, attributed to the changes discussed above.

We incurred a net loss for the six months ended June 30, 2019 in the amount of $1,894,462 or $(0.02) per basic and diluted common share, compared to net loss of $1,910,685 or $(0.02) per basic and diluted common share, for the six months ended June 30, 2018, representing a change of $16,223, or 1%, attributed to the changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $2,300,094 and cash of $1,481,683 as of June 30, 2019 and a working capital of $2,959,543 and cash of $2,297,902 as of December 31, 2018.

			Six Months Ended June 30, 2019
	June 30, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$2,626,308	$3,217,175	$(590,867)	18%
Total current liabilities	(326,214)	(257,632)	(68,582)	27%
Working capital:	$2,300,094	$2,959,543	$(659,449)	22%

The decrease in working capital was primarily attributable to a decrease in current assets of $590,867 and an increase in current liabilities of $68,582.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six Months Ended June 30,
	2019	2018

Cash used in operating activities	$(1,690,773)	$(2,088,807)
Cash used in investing activities	(125,446)	(8,711)
Cash provided by financing activities	1,000,000	3,730,570
Net (decrease) increase in cash	$(816,219)	$1,633,052

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $1,690,773 for the six months ended June 30, 2019 as compared to $2,088,807 for the six months ended June 30, 2018, a decrease of $398,034.

•
Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of $1,894,462 adjusted for the add-back on non-cash items such as depreciation expense of $2,815, stock-based compensation expense of $177,925, stock-based compensation for consulting services of $32,000, bad debt recovery of $(94,299), impairment loss of $69,180, loss on equity investment of $350, changes in operating asset of $(22,777) and changes in operating liability of $38,495.

•
Net cash flow used in operating activities for the six months ended June 30, 2018 primarily reflected a net loss of $1,910,685 adjusted for the add-back on non-cash items such as depreciation expense of $393, changes in operating asset of $(101,752) and changes in operating liability of $76,763.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $125,446 for the six months ended June 30, 2019 as compared to $8,711 for the six months ended June 30, 2018, representing an increase of $116,735.

•
Net cash flow used in investing activities for the six months ended June 30, 2019 was $125,446, attributed to the investment in digital currencies of $100,000, purchase of fixed assets of $6,048 and purchase of equity investments of $350, and increase in due from parent company of $41,986 offset by cash acquired from acquisition of Bullfrog of $22,938.

•	Net cash flow used in investing activities was six months ended June 30, 2018was $8,711 attributed purchase of fixed assets.

Cash Provided By Financing Activities

•	During the six months ended June 30, 2019, we received proceeds from the sale of non-controlling VIE equity in of $1,000,000.
•	During the six months ended June 30, 2018, we received proceeds from the sale of our common stock of $3,735,380 offset by our advances to the parent company of $4,810.

Although in the future we expect to have sufficient positive cash flow to finance our ongoing operations, as of June 30, 2019, we do not have sufficient resources to effectuate all aspects of our business plan. We may have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that future operations will generate sufficient cash flow to finance our operations, or that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our controlling shareholder to provide or loan us funds to meet our working capital needs.

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2019, the Company had a net loss of $1,894,462 and net cash used in operations was $1,690,773, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Although in the future we expect to have sufficient positive cash flow to finance our ongoing operations, as of June 30, 2019, management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2019 and year ended December 31, 2018, include the assumptions used in assessing impairment of investments, allowances on uncollectible accounts receivable, useful life of property and equipment, valuation allowances for deferred tax assets, and the fair value of the account receivable, non-cash equity transactions and stock-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

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

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The shares of common stock discussed above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933.

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